Form 10-K405
period 1996-12-31
MEDIRISK INC
filed 1997-03-31
CIK 927456

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 For the fiscal year ended December 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
                 For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 000-22005
                             ---------------------
                                 MEDIRISK, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                   DELAWARE                                       58-2256400
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)

                        TWO PIEDMONT CENTER, SUITE 400,
                           3565 PIEDMONT ROAD, N.E.,
                          ATLANTA, GEORGIA 30305-1502
          (Address of principal executive offices, including zip code)
                             ---------------------
Registrant's telephone number, including area code: (404) 364-6700
Securities registered pursuant to Section 12(b) of the Act:    NONE
Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK,
$0.001 PAR VALUE
                                                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the registrant (3,172,083 shares) on March 25, 1997:
$24,583,643.25.

     The number of shares of Common Stock of the Registrant outstanding as of March 25, 1997 was 4,013,752 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 21, 1997, which will be filed not later than 120 days after December 31, 1996.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Medirisk, Inc. (together with its subsidiaries, "Medirisk" or the "Company") is a leading provider of proprietary databases and related decision-support software and analytical services to the healthcare industry in the United States. The Company's products and services enable payers and providers in the United States to make objective comparisons of the financial costs and clinical outcomes of physician-mediated services to customer-specific and industry benchmarks and to access information concerning specific physicians. These capabilities assist payers and providers in pricing managed care contracts, evaluating physician fee schedules and utilization of physician-mediated services, comparing provider outcomes and performance, and recruiting physicians. Medirisk actively sells its products to over 750 major customers in the United States, including leading health plans, insurers, hospitals and larger physician groups, as well as to more than 700 smaller customers, including single-specialty physician groups. The Company does not currently sell its products to persons outside the United States. The Company believes it is the leading provider of clinical and financial databases comprised of physician-oriented content.

     Medirisk's healthcare information products and services consist of financial products, clinical performance products and physician database products. The Company's financial products enable customers to compare, by procedure and geographic location, data concerning the cost and utilization of healthcare services in the United States and to analyze trends in these data. The Company's clinical performance products allow customers to measure clinical outcomes across a range of care within a variety of medical specialties. The Company's physician database aids customers in conducting cost-effective in-house physician recruiting.

     Based on the Company's database of acquisition candidates and competitors, internal market research and published sources, Medirisk believes that its share of the market for financial products, outsourced clinical performance products and physician database products, based on the current level of market penetration, is approximately 22%, 31% and 51%, respectively. The Company believes that no single competitor offers information in all three of these areas.

     Medirisk built its core databases by collecting, standardizing and normalizing more than three billion healthcare transaction records. Medirisk's databases include records submitted by the Company's customers under its ongoing data collection plan and the results of regular proprietary surveys of managed care plans and other payers. The Company believes that the long-standing relationships under which it collects these data and the data interpretation methodologies used by the Company represent significant competitive advantages.

INDUSTRY BACKGROUND

     The U.S. healthcare industry has grown dramatically in recent years. According to the Health Care Financing Administration ("HCFA"), healthcare expenditures have increased from less than $250 billion, or approximately 9% of the gross domestic product, in 1980 to almost $1.0 trillion, or approximately 14% of the gross domestic product, in 1994. Payers are responding to escalating costs by seeking to transfer the financial risk associated with the delivery of healthcare to providers under capitated or other managed care arrangements. As managed care arrangements become increasingly prevalent, both payers and providers are under intense pressure to deliver healthcare at the lowest total cost while ensuring quality results for their patients. To achieve this goal, payers and providers must understand likely procedure utilization rates and the competitive costs of healthcare services. In addition, the Company believes that the ongoing development of managed care has increased the number of physicians willing to change their practice affiliations and the demand for primary care physicians. The Company believes that as a result of these factors, payers and providers must understand how clinical outcomes affect total cost and patient satisfaction levels, must evaluate means to achieve the most desirable outcomes, and must conduct physician recruiting based on detailed criteria, all on a cost-effective basis.

     Traditional healthcare information systems, which have been designed to capture only information concerning procedures performed and to generate bills, have focused on the administrative aspects of healthcare. The Company believes that there is a growing awareness that most healthcare costs are related to the clinical (rather than administrative) aspects of the delivery of care, which has resulted in a growing demand for databases incorporating clinical knowledge, and that this demand is likely to intensify as managed care techniques become more sophisticated. While some payers and providers have recently adopted new information systems that allow them to capture cost, utilization and clinical outcomes data regarding their own businesses, they generally have not been able to use the data collected effectively. In order for payers and providers to gain perspective on the marketplace and to analyze managed care and other arrangements effectively, the Company believes that they must have access to benchmark data against which they can compare the data they have collected regarding their own businesses, as well as information relating to statistical differences in healthcare costs among urban, suburban and rural markets. Furthermore, while broad, public-sector information was formerly the only information practicably available, payers and providers are increasingly seeking a more complete, region-specific picture of the healthcare market, which requires access to both private- and public-sector benchmark data.

BUSINESS STRATEGY

     Medirisk's objective is to enhance its position as a leading provider of proprietary databases and related decision-support software and analytical services to payers, providers and other healthcare industry participants in the United States. To attain this objective, Medirisk seeks to:

          Leverage its Existing Customer Base. Medirisk believes that increasing demand for healthcare information, coupled with its broad customer base, provides a substantial opportunity for internal growth. The Company has long-standing relationships with customers, and Medirisk believes it has developed a reputation for providing objective clinical and financial information products. The Company intends to leverage these relationships by: (i) selling higher value products within the same product line to existing customers; (ii) cross selling additional products and services across product lines to existing customers; and (iii) increasing product sales to existing customers through sales to other operating units, departments or divisions of existing customers.

          Emphasize Recurring Revenue. Medirisk seeks to maximize recurring revenues by emphasizing multi-year contracts and contract renewals. Substantially all of Medirisk's revenues are generated through licensing products on an annual or multi-year basis. The Company believes that its high rate of recurring revenue results principally from significant revenue enhancements, or cost savings, derived by Medirisk's customers when they use the Company's products, as well as from the ongoing need for current information resulting from the continuing evolution of the healthcare industry.

          Develop New Products. Medirisk actively develops new products and enhances existing offerings. In recent years, the Company has introduced numerous new products and product extensions and enhancements, and intends to introduce several new products and product extensions and enhancements during 1997. Ultimately, the Company intends to cross-correlate its existing and future databases. Medirisk believes that by linking its financial, clinical performance and physician database products, cost and quality can be evaluated together with outcomes for specific physicians, thus permitting true management of care by allowing customers to compare the financial costs and expected outcomes of competing treatment regimens or providers.

          Acquire Complementary Products and Businesses. Medirisk intends to acquire additional companies, product lines, databases and other resources to expand into related areas and to increase market share within the Company's existing product lines. Medirisk believes that acquisitions of new products and customer bases provide additional cross-selling opportunities and can lead to the development of new products based on cross-correlation of existing and acquired products. In the first quarter of 1996, the Company completed the acquisition of two companies with complementary databases and products: Formations, which develops and markets outcomes measurement databases and software applications, and PracticeMatch, which develops and licenses a database of physician-related information.

MEDIRISK PRODUCTS AND SERVICES

     Medirisk provides a variety of products and services designed to enable its customers to measure and assess the financial and clinical performance of healthcare services in the United States. At the core of the Company's products and services are several proprietary databases. These databases include information on

(i) reimbursement and utilization rates for over 7,400 physician-mediated medical procedures; (ii) clinical outcomes in six medical specialty areas; and
(iii) physician recruiting information regarding over 88,000 physicians. The Company also provides decision-support software that enhances the utility of its databases and analytical services. Customers can license the specific information they need based on variables such as geographic region, medical specialty, clinical procedure or timeframe.

     In designing its products and services, Medirisk emphasizes quality and ease of use. Medirisk uses proprietary data engineering methodologies to standardize and interpret data to ensure that its products are as comprehensive, accurate and current as possible. The detailed nature of the Company's databases provides precise data that customers can use to address their specific decision-making needs and offers Medirisk's customers competitive advantages. For example, Medirisk's financial database includes information concerning over 7,400 medical procedures in 287 distinct geographic market areas in the United States. The Company believes that the resulting detail regarding statistical differences between healthcare costs in urban, suburban and rural markets is important to its customers due to the local nature of healthcare delivery and the corresponding impact on costs and reimbursement rates.

     Furthermore, Medirisk's data engineering methodologies are designed to ensure that its databases are free of bias. The resulting objectivity of Medirisk's benchmark data allows the Company to market its products to both payers and providers and improves the credibility of the databases as benchmarking tools.

     In addition, Medirisk's databases are regularly updated to reflect changes in the industry and take into consideration secondary factors, such as co-morbidity, case mix and demographics. These attributes permit customers to compare their financial and clinical performance to industry or customer-specific benchmarks contained in the Company's databases with specificity and precision. Because Medirisk's information products typically have frequent new releases, the Company can perform trend analyses of the data over time. Further, while Medirisk's databases include public-sector data, they focus primarily on private-sector data derived from transaction data and clinical records contributed by Medirisk's customers and obtained from other sources. These private- and public-sector data are not commingled, thus permitting more precise benchmarking of data relevant to the private healthcare marketplace. Medirisk obtains data through contractual contribution programs with its customers, as well as through the Company's regular surveys of more than 1,200 managed care organizations. The Company believes that private-sector data is more useful for payers' and providers' comparison purposes than public-sector data and that Medirisk's comprehensive compilation of private-sector data represents a competitive advantage for the Company.

     Medirisk has developed its databases and decision-support software for ease of use. All of the Company's decision-support software, with the exception of PracticeTrack, is Microsoft Windows-based and is compatible with a variety of hardware and software applications. The Company is currently in the process of migrating PracticeTrack to a Windows-based platform. The Company's databases can be imported into standard software programs including Microsoft Excel, Lotus 1-2-3, FoxPro, Quattro Pro, Dbase and others, and can be imported and exported to separate decision-support and practice administration programs provided by companies such as HBO & Company and Medic Computer Systems, Inc.

     Medirisk's products and services fall into three broad categories: financial products, clinical performance products and physician database products. The following table outlines Medirisk's products and services by category and the related customer applications:

------------------------------------------------------------------------------------------------
  MEDIRISK'S
 INFORMATION                                CLINICAL PERFORMANCE         PHYSICIAN DATABASE
   PRODUCTS        FINANCIAL PRODUCTS             PRODUCTS                    PRODUCTS
------------------------------------------------------------------------------------------------
 Benchmark      Physician Fee             Clinical Outcomes         Physician Database(1)
   Databases    Database(SM)              Database(1)
                Procedure Utilization
                Database(SM)
------------------------------------------------------------------------------------------------
 Decision-      Capitation Manager(TM)    Standardized Treatment    PracticeMatch(R)
 Support Tools  Fee Manager(TM)           Scales                    PracticeTrack(SM)
                                          Formations(SM) Clinical
                                          Outcomes Systems
------------------------------------------------------------------------------------------------
 Services       Decision Support          Clinical Analytical       TeleMatch(SM)
                Services                  Services
------------------------------------------------------------------------------------------------
 Customer       Managed Care              Measure Efficiency and    Identify Physicians
 Applications   Contracting               Effectiveness             Reduce Recruiting Cost
                Market-based Pricing of   Identify Under-           Organize Recruiting Process
                Procedures                Performing Facilities
                Quantify Capitation Risk  Demonstrate Quality to
                                          Managed Care
------------------------------------------------------------------------------------------------

---------------

(1) Used by the Company in the development of other clinical or physician database products; not offered on a stand-alone basis.

  Financial Products

     Medirisk's financial products provide customers with comprehensive proprietary information regarding physician fees and healthcare utilization patterns in the United States. The following is a description of the Company's primary financial products:

          Physician Fee Database(SM). The Physician Fee Database reports reimbursement rates for medical procedures for a variety of types of payers performed in specific geographic markets across the United States. The Physician Fee Database provides data concerning reimbursement levels that providers are accepting from managed care plans and other payers, rather than fees charged by those providers, a distinction critical to an accurate understanding of market conditions. Fee data in the Physician Fee Database are tracked by the AMA's CPT codes, which define all current medical procedures, and are segregated into 287 separate market areas in the United States (compared to 89 market areas that are being tracked by HCFA in 1997). Medirisk believes that the Physician Fee Database divides the United States into more geographic markets than most competing products, thereby allowing customers to make more precise fee decisions. A customer can license data for a specific market, state, region or the entire United States. Included in the Physician Fee Database is pricing information for
     (i) reasonable and customary charges; (ii) managed indemnity fees; (iii) three different managed care reimbursement levels (high, typical and low);
     (iv) the current-year Medicare fee schedule; (v) the current-year Medicaid fee schedule; (vi) state-mandated levels for workers' compensation claims;
     (vii) state-mandated levels for automobile personal liability claims; and
     (viii) three different national/state levels (national high fee, national average fee and state average fee). The Physician Fee Database is marketed to payers, providers and consultants to assist in evaluating pricing and reimbursement policies relative to other payers and providers in various market areas.

          Procedure Utilization Database(SM). The Procedure Utilization Database provides frequently updated utilization data for all medical procedures included in the Company's Physician Fee Database. This database can be used to model the anticipated utilization of a specific service for a certain population profile. The database is offered on a region-specific basis and can be adjusted for age and gender. The Procedure

     Utilization Database is marketed principally to healthcare providers, payers and consultants who use it to analyze expected utilization patterns when negotiating managed care arrangements.

          Capitation Manager(TM). Capitation Manager is a Windows-based decision-support application that integrates Medirisk's Physician Fee Database and Procedure Utilization Database and calculates capitation rates based on customer-provided pricing and demographic assumptions. Using Capitation Manager, the customer enters the demographic profile of a group proposed to be covered in a capitated arrangement, the services to be provided and proposed pricing for those services. Using these assumptions in combination with the Company's databases, Capitation Manager calculates the expected utilization of the services to be provided and compares the proposed capitated pricing to managed care, fee-for-service, Medicare and other fee benchmarks tracked by the Company within a specific U.S. market. Capitation Manager was introduced in 1995 and is marketed to both providers and payers to analyze capitated managed care arrangements.

          Fee Manager(TM). Fee Manager is a Windows-based decision-support software system that healthcare providers can use to evaluate fees, forecast revenues and appeal claims reductions. Fee Manager integrates the fee data contained in Medirisk's Physician Fee Database with three decision-support software modules. The fee-evaluation software provides an easy-to-use and objective method for reviewing and comparing providers' fees with six of the levels of fees contained in the Physician Fee Database and for evaluating managed care fee schedules. The revenue forecasting module is designed to maximize provider revenue by identifying procedures priced below market, allowing providers to project revenue by patient class and analyze the impact of fee decisions. The claims appeal software helps providers appeal patient claim reductions by utilizing Medirisk's market-based data to generate documentation that supports and substantiates the original charge.

          Decision-Support Services. The Company also provides analytical services designed to assist customers in reviewing more complex price and utilization issues. The Company works with the customer, often using standardized project formats, to address the customer's specific needs. For example, Medirisk might analyze a payer's claims and transaction data to identify areas of overpayment due to excess fees, over-utilization or billing or coding errors. In providing these analytical services, the Company uses or develops tools that have been or can be standardized for similar future projects. In addition, in providing these services, the Company can often identify opportunities to develop new products or enhance existing products.

  Clinical Performance Products

     The Company offers clinical performance products that allow customers to measure clinical outcomes across a full range of care within a variety of medical specialties. Clinical outcomes are generally defined as the change in a patient's health status as a result of therapy or care delivered by a healthcare professional. Clinical outcomes are measured empirically using standard health status scales that can be used to assess the patient at different stages, including prior to the delivery of therapy or care, while such care is being delivered and when treatment is terminated. Medirisk's clinical performance products consist of reports prepared from the Company's clinical outcomes database. The data included in these products are gathered by Company-certified clinicians, automated patient information systems and Medirisk's patient interview staff using standardized outcomes scales. Comparing customer data with norms derived from Medirisk's database, Medirisk prepares reports detailing customers' clinical performance based on a number of independent measures, including patient acuity, medical and functional improvement, resource utilization, length of stay/duration of treatment, cost of treatment and patient satisfaction. Medirisk's clinical performance products assist both payers and providers in (i) measuring and predicting outcomes of treatment regimens; (ii) making normalized comparisons of facilities and providers; (iii) establishing benchmarks for clinical quality improvement; (iv) developing standards for clinical practice; (v) generating analytical reports for communicating with customers and their constituents; and (vi) negotiating managed care contracts. Medirisk's clinical performance products are currently available to track clinical outcomes in the areas of rehabilitation, orthopedics, occupational health, pain management, neurological care, wound care and respiratory care. In addition, the Company is developing clinical performance products in a number of other areas, including ambulatory surgery, nutrition and infection therapy. The Company markets its clinical performance products primarily to healthcare providers who use them to validate the quality of their services to payers, to compare the performance of multiple facilities or providers and to improve their outcomes by standardizing treatment regimens.

  Physician Database Products

     Medirisk's physician database products enable its customers to perform cost-effective in-house physician recruiting. The Company's physician database contains detailed information on more than 88,000 physicians in the United States who are or have been candidates for a new practice affiliation and is comprised in part of physician data from the American Medical Association's Physician MasterFile. All physician information is further validated and enhanced by personal telephone interviews with the physicians conducted by members of Medirisk's full-time staff. Current products include:

          PracticeMatch(R). PracticeMatch is a Windows-based decision-support software system that provides in-house physician recruiters with on-line access to the Company's physician database. By clicking on a series of search criteria and selection screens, customers obtain information about physicians who satisfy specified criteria. The customer can then print or download the information to PracticeTrack for local use.

          PracticeTrack(TM). PracticeTrack is a contact-management software program that allows customers to build their own databases of physician information concerning candidates identified using PracticeMatch, to generate recruiting status reports and to track candidates and associated recruiting expenses. Users can download information from the PracticeMatch database and use the mail merge function for easy mailings to candidates.

          TeleMatch(SM). TeleMatch is an outsourcing service that allows PracticeMatch subscribers to contract with Medirisk to increase their recruiting capabilities without increasing their staff. Under a TeleMatch contract, the Company's staff uses PracticeMatch to identify candidates meeting the customer's criteria and contacts these candidates to determine their level of interest in affiliating with the TeleMatch customer. As a result, customers can improve recruiting efficiency by focusing efforts on only physicians who meet the customer's criteria and who have confirmed their interest in the practice opportunity.

  Customer Service Plans

     As a complement to its database and decision-support products, Medirisk offers customer service plans through which customers receive access to value-added services that include regular updates of their licensed databases, technical verification of data included in the databases and additional advice related to product applications. The additional cost of these customer service plans ranges from 15% to 25% of the related license fee.

DATA ACQUISITION

     The Company collects data for inclusion in its databases and related products in a variety of ways, including its data contribution program and its regular managed care surveys. Once the data are collected, Medirisk's database personnel clean and analyze the data before they are included in the Company's databases. Medirisk uses proprietary processes to validate the data submitted by standardizing, normalizing and formatting the data and then applies its database methodologies to segment the data.

     Financial Products. Medirisk began tracking negotiated physician fees in 1983 and created custom-negotiated fee schedules for its consulting clients in over 100 markets before introducing and marketing the Physician Fee Database. The data used in Medirisk's financial products have been collected through Medirisk's customer data contribution program, in which customers provide their medical claims or other healthcare transaction data to the Company on a regular basis, surveys of more than 1,200 managed care organizations, purchases of certain data sets and maintenance of a customer-support database. Included in the Physician Fee Database and Procedure Utilization Database are approximately 3 billion private sector transaction records, including actual managed care transaction data and negotiated fee schedules, that Medirisk has analyzed during the past three years. These 3 billion healthcare transaction records have been collected from 1983 to the present, and approximately 2.3 billion of them were collected since 1992. In light of patient privacy issues and related concerns, the Company's customers and other sources of data do not disclose patient identities to the Company; therefore the Company is unable to determine to how many patients the 3 billion records relate. A transaction record is generally defined as the record of a healthcare procedure performed by a physician or other healthcare provider on a patient, and multiple transaction records are often generated in a single visit by a patient to a physician or other healthcare provider. To encourage customers to participate in its data contribution program, Medirisk offers customers price discounts in return for access to their raw claims data and other healthcare transaction records. Medirisk conducts managed care surveys on a regular basis and conducts special surveys conducted from time to time to address new issues and emerging trends.

     Clinical Performance Products. Medirisk obtains data for its clinical outcomes databases from its clinical outcomes customers and other Company-certified sources. To facilitate collection of outcomes measurements, the Company provides its customers with data-collection tools that are tailored to the customer's clinical record-keeping environment. The Company collects the data through customer submission, automated patient information systems and direct patient interviews conducted by the Company's clinical interview staff. Optical scan forms or data-collection software are used to collect data directly from the clinician in the absence of automated patient systems. To enhance the reliability and integrity of customer-submitted data, Medirisk trains and certifies clinicians affiliated with its customers in rating patients' performance and in data-collection protocols and will only include in its outcomes database data received from clinicians who are certified by Medirisk.

     Physician Database Products. The data used to generate the Company's physician database products are collected through personal telephone interviews with each physician. Unlike most alternative sources of physician recruiting data, Medirisk screens its candidates and includes only physicians who have expressed a willingness to change their practice affiliation, thereby streamlining the recruiting efforts of the Company's customers. Medirisk employs professional interview personnel who contact physicians directly, gather the required information, record the information in the automated database and send a hard copy to each physician for verification. The Company believes that the fact that each physician profiled in the Company's database has personally verified the information and knows that he or she is tracked in the PracticeMatch database ensures the highest quality profile and offers a significant competitive advantage over unverified databases. In addition, the Company is the exclusive licensee of the AMA to share and enhance portions of the AMA's Physician MasterFile. This relationship greatly enhances the quality and availability of information about practicing physicians.

DATA DELIVERY

     The Company's financial products are delivered to customers on magnetic tapes or diskette, depending upon customer preference. The Company's clinical performance products produce reports based on customer-provided data, and such reports are delivered to customers in hard copy and on diskette. The Company's physician database products are delivered to customers via on-line access. The Company believes that there are readily available alternative sources of supply for all of the media on which its products are delivered.

CUSTOMERS

     The unbiased nature of Medirisk's databases enables the Company to market its products to both payers and providers. The Company's customers include managed care plans, insurance companies, self-insured companies, hospitals, physician practices and consultants. None of the Company's customers, other than HEALTHSOUTH Corporation, accounted for a material amount of the Company's revenues in 1995 or 1996, on a pro forma basis giving effect to the acquisition of Formations and PracticeMatch as if such transactions occurred on January 1, 1995. Most of the Company's major customers license products in only one of the product areas offered by the Company. The Company has over 750 major customers, a major customer being defined as one that generates annualized revenue of more than $5,000.

     The Company has standard license agreements for its database and decision-support software offerings. Customers purchase licenses to use Medirisk's data for a specified period of time, ranging from one to three years. The Company's contracts typically require payment of the current year's fee prior to shipment or installation of the product. Prices to major customers for Medirisk's current financial products generally fall in the range of $7,000 to $12,000 per year for a single market, $20,000 to $30,000 per year for an entire state or region, and $50,000 to $125,000 per year for a national database. Prices for Medirisk's current clinical outcomes measurement products fall in the range of $5,000 to $25,000 per facility per year, depending on the number of clinical specialties and number of patients reviewed. In addition, there are one-time charges for account set-up, user training and special report features. Prices for access to the PracticeMatch database average approximately $15,000 to $26,000 per year per site. Initial costs for user training and support are included in the first-year base license fee for PracticeMatch. Medirisk's marketing and pricing objectives are focused on generating recurring revenues from multi-year contracts and from renewing annually renewable contracts, and the Company offers price concessions for multi-year contracts.

     The Company has over 750 major customers that account for more than 90% of the Company's revenue. These major customers include leading health plans, insurers, hospitals and larger physician groups. Most of the Company's customers license products in only one of the product areas offered by the Company. The Company also has more than 700 smaller customers, including numerous small single-specialty physician groups and consulting practices. These smaller customers generally have licenses generating annual license fees of less than $500 per customer.

SALES AND MARKETING

     As of March 25, 1997, Medirisk's sales and marketing department included 25 full-time employees, including 12 account executives, two sales managers and additional employees involved in market research and support and business development. Medirisk has developed a marketing model in which its business development staff (i) identifies and contacts prospective customers via telephone; (ii) works to define and understand these prospective customers' information needs to determine whether a prospective customer could benefit from one of the Company's products; and (iii) inputs this information into a market-specific prospect profile database. Medirisk's account executives then contact those potential clients that have an identified need for a Medirisk product to educate them about how Medirisk's information products and services could be used to address their specific market and competitive needs. This marketing model permits the Company's account executives to maximize the time spent addressing prospective customers' purchasing decisions while minimizing time spent with unqualified prospects.

ACQUISITIONS

     The Company believes that the healthcare information industry is rapidly evolving and highly fragmented, characterized by many businesses that have been created by entrepreneurs who are knowledgeable in the areas of data products and technology but which lack sophisticated marketing and sales organizations. The Company believes that many of these businesses represent acquisition opportunities that could permit the Company to integrate acquired products and technology into its operations and to leverage its sales and marketing organization further.

     Medirisk has corporate resources dedicated to identifying, analyzing and pursuing appropriate acquisition candidates. The Company is currently tracking a database of more than 300 companies, of which more than 100 currently meet Medirisk's primary acquisition criteria for product type, revenue and customer base. Four lines of business are of primary interest to the Company: (i) database products, with an emphasis on companies focused on benchmark data; (ii) software products and developers that can add value to the Company's data products or assist the Company in its data collection efforts; (iii) consulting firms focused on payer and provider effectiveness and profitability; and (iv) healthcare focused publications (both paper and electronic) to gain better access to a broader customer base for the marketing of lower priced data products and cross selling other products. Medirisk has also incorporated executive management depth to build the business platform necessary to enable the Company to be a consolidator in the fragmented healthcare information services industry. The Company believes that its existing management and infrastructure, as well as its experience in acquiring and assimilating new products and companies, will allow it to continue the acquisition of new companies, products, databases and other resources.

COMPETITION

     The Company faces intense competition in providing healthcare information products and services. Competitors vary in size, scope and breadth of product and service offerings, and the Company competes with different competitors in each of its target markets. Certain of such competitors have substantially greater resources than those of the Company. In addition, several large horizontally integrated information services companies, including Dow Jones, Dun & Bradstreet Corporation, First Data Corporation, National Data Corporation and Thomson Publishing, have developed and are marketing information products and services to the healthcare industry. The Company believes that it is likely that one or more of such companies may become direct competitors of the Company either by acquiring existing competitors or by developing and marketing their own products. Many of these larger companies are engaged in the processing of healthcare claims and, thus, have access to substantial claims- and cost-related data from which they could build competing databases or which they could license to other competitors of the Company. The Company also competes with the internal information resources and systems of certain of its prospective and existing customers. The Company believes that the principal competitive factors in its target markets include the breadth and quality of database and applications offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price and the effectiveness of marketing and sales efforts.

EMPLOYEES

     On March 25, 1997, the Company had 108 full-time employees. Of these, 16 were corporate personnel, 25 were sales and marketing personnel and 67 were involved in operations and product development. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters occupy approximately 16,000 square feet of an office building located in Atlanta, Georgia, under a lease expiring in March 1999, with one five-year renewal term. Medirisk also leases office space in Chicago, Illinois and St. Louis, Missouri under leases expiring in December 1999 and March 1999, respectively. The Company believes that such offices are adequate for the Company's current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these claims are uncertain, in the aggregate they are not likely to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company trades on the Nasdaq National Market under the symbol "MDMD." The Company completed its initial public offering subsequent to the end of the fiscal year ended December 31, 1996; therefore, no information concerning the high and low last sale price per share for the Common Stock, as reported on the Nasdaq National Market, is provided.

     As of March 25, 1997, there were approximately 26 holders of record of the Common Stock. The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1991. It is the policy of the Company's Board of Directors to retain earnings to support operations and to finance continued growth of the Company rather than to pay dividends. Payments of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's earnings, financial position, capital requirements and surplus, contractual restrictions and other relevant conditions, and there can be no assurance that dividends will be paid. The Credit Agreement between the Company and NationsBank, N.A. (South) ("NationsBank") restricts the Company's payment of cash dividends without the prior approval of NationsBank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and notes thereto as of December 31, 1995 and 1996 and for each of the years in the three-year period ended December 31, 1996 together with the related report of KPMG Peat Marwick LLP, independent certified public accountants, are included elsewhere herein. As a result of the acquisition of PracticeMatch, Inc. ("PracticeMatch") and Formations in Health Care, Inc. ("Formations") in fiscal 1996, the Company's historical financial statements are not representative of financial results to be expected for future periods. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes included elsewhere in this Annual Report on Form 10-K.

                                                                  YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                         1992     1993     1994     1995     1996
                                                        ------   ------   ------   ------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue...............................................  $1,458   $2,447   $2,894   $3,655   $ 8,904
Salaries, wages and benefits..........................   1,368    1,675    1,893    2,578     6,093
Other operating expenses..............................     578      507      731      956     2,314
Depreciation and amortization.........................      48       75      143      193       787
Acquired in-process research and development costs
  (1).................................................      --       --       --       --     6,180
                                                        ------   ------   ------   ------   -------
Operating income (loss)...............................    (536)     190      127      (72)   (6,470)
Interest income (expense), net........................     (18)     (41)     (54)     (66)     (703)
Other income (expense)................................      --       18       --       --       (57)
Income taxes..........................................      --       --       --       --        --
                                                        ------   ------   ------   ------   -------
Net income (loss).....................................  $ (554)  $  167   $   73     (138)   (7,230)
                                                        ======   ======
Accretion of discount on Series A Convertible
  Preferred Stock.....................................                       (54)     (92)       --
Series A Convertible Preferred Stock dividend
  requirement.........................................                      (158)    (202)     (202)
                                                                          ------   ------   -------
Net loss attributable to common stock.................                    $ (139)  $ (432)  $(7,432)
                                                                          ======   ======   =======
Net loss per common share.............................                    $ (.06)  $(0.20)  $ (3.56)
                                                                          ======   ======   =======
Weighted average number of common shares used in
  calculating net loss per share of common stock......                     2,212    2,212     2,087
                                                                          ======   ======   =======

                                                                      DECEMBER 31,
                                                     -----------------------------------------------
                                                      1992      1993      1994      1995      1996
                                                     -------   -------   -------   -------   -------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)..........................  $  (110)  $    33   $   321   $   197   $(2,495)
Total assets.......................................      516     1,035     1,111     1,263     8,456
Long-term debt and capital lease obligations,
  excluding current installments...................       61       127       172       151     7,195
Redeemable preferred stock.........................    1,824     1,838     2,210     2,302        --
Stockholders' equity (deficit).....................   (1,809)   (1,714)   (1,928)   (2,333)   (4,823)

---------------

(1) In connection with the acquisition of Formations and PracticeMatch the Company recorded a nonrecurring charge related to acquired in-process research and development costs. Exclusive of this charge, operating loss, net loss and loss per share for the year ended December 31, 1996 would have been $(290,000), $(1,050,000), and $(0.50), respectively. See "Management's
    Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related Notes.

OVERVIEW

     Medirisk is a leading provider of proprietary databases and related decision-support software and analytical services to the healthcare industry in the United States. The Company's healthcare information products and services consist of financial products, clinical performance products and physician database products. Prior to 1996, the Company provided only financial products consisting of comprehensive, objective physician-related information regarding medical fees and healthcare utilization patterns to both payers and providers.

     In 1996, the Company undertook an acquisition strategy to expand its product offerings. The Company acquired Formations and PracticeMatch in January and March 1996, respectively. Formations offers clinical performance products that allow customers to measure treatment outcomes across a range of care within a variety of medical specialties. PracticeMatch offers physician database products to assist customers in cost-effective in-house physician recruiting. As a result of these acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

     In connection with the Company's 1996 acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies. The Company recorded amortization expense for the fiscal year ended December 31, 1996 relative to intangible assets of $269,000. Giving pro forma effect to these acquisitions as if they had occurred at January 1, 1995, amortization expenses relating to these intangibles would have been $324,000 for 1995 and 1996.

     Also in connection with these acquisitions, the Company recorded nonrecurring charges related to in-process research and development costs of $1.0 million for Formations and $5.1 million for PracticeMatch. The amount of each of these nonrecurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk adjusted weighted average cost of capital of 19% for Formations and 20% for PracticeMatch), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist. Similar charges could result in the future as a result of acquisitions accounted for as purchases.

     Medirisk's products are licensed pursuant to single-year and multi-year agreements. Revenue from licenses of financial products is recognized upon the delivery of the data and, in the case of multi-year agreements, on the anniversary of the date of delivery. Revenue from licenses of clinical performance products is recognized over the life of the contract as services are performed. Revenue from licenses of physician database products is recognized ratably over the life of the customer contract. Customer service revenue for all product sets is recognized ratably over the term of the service contract. All other revenue, including training, consulting fees and other miscellaneous services, is recognized upon the performance of the applicable services. Because a higher proportion of financial products historically have been licensed in the second half of the year, the Company may experience sequentially higher revenues in the third and fourth calendar quarters and, consequently, sequentially lower revenues in the first calendar quarter.

     The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period, divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage for the years ended December 31, 1994, 1995 and 1996 was approximately 73%, 71% and 76%.

     In addition to acquisitions, the Company seeks to expand its product offerings through internal product development. The Company has historically expensed internal development costs; however, based on the Company's current development plans, the Company anticipates capitalizing future internal product development costs incurred after technological feasibility has been established and prior to general product release. PracticeMatch has historically capitalized software development costs, and capitalized development costs for PracticeMatch totaled $70,000, net of accumulated amortization, at December 31, 1996.

     As a result of the application of a portion of the net proceeds of the Company's initial public offering to repay indebtedness, the Company will incur in the first fiscal quarter of 1997 a one-time, noncash charge of $795,000 with respect to accelerated amortization of original issue discount on Senior Subordinated Notes and of related deferred financing costs.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1994    1995    1996
                                                              ----    ----    ----
STATEMENTS OF OPERATIONS:
Revenue.....................................................  100%    100%    100%
Salaries, wages and benefits................................   65      71      69
Other operating expenses....................................   25      26      26
Depreciation and amortization...............................    5       5       9
Acquired in-process research and development costs..........   --      --      69
                                                              ---     ---     ---
Operating income (loss).....................................    5      (2)    (73)
Interest income (expense), net..............................   (2)     (2)     (8)
Other income (expense)......................................   --      --      --
Income taxes................................................   --      --      --
                                                              ---     ---     ---
Net income (loss)...........................................    3%     (4)%   (81)%
                                                              ===     ===     ===

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue in 1996 was $8.9 million, an increase of $5.2 million or 144% over 1995. The increase was primarily attributable to the acquisitions of Formations and PracticeMatch, effective in January and March 1996, respectively. Revenue recognized by these acquired companies represented approximately $4.9 million, or 93% of the total increase. The Company's revenue without the impact of the revenue from the acquired companies increased 9% for 1996 over 1995 as a result of a combination of factors, including increases in the volume of financial products licensed and revenue attributable to an increase in the Company's sales and marketing personnel. The volume increase was principally attributable to licenses to new and existing customers as a result of product enhancements and extensions.

     Salaries, wages and benefits. Salaries, wages and benefits in 1996 were $6.1 million, an increase of $3.5 million or 136% over 1995. This increase was primarily the result of the acquisitions of Formations and PracticeMatch and, to a lesser extent, growth in the Company's administrative, sales and marketing infrastructure. Salaries, wages and benefits decreased as a percentage of revenue in 1996 to 69% as compared to 71% in 1995. This decrease resulted primarily from leveraging the Company's administrative, sales and marketing personnel as revenue increased through both acquisitions and internal growth.

     Other operating expenses. Other operating expenses in 1996 were $2.3 million, an increase of $1.4 or 142% over 1995, principally as a result of the acquisition of Formations and PracticeMatch. Other operating expenses remained constant at 26% of revenue in 1996 and in 1995.

     Depreciation and amortization. Depreciation and amortization in 1996 was $787,000, an increase of $593,000 or 307% over 1995. This increase resulted from the two 1996 acquisitions. As a percentage of revenue, depreciation and amortization for 1996 and 1995 was 9% and 5%, respectively.

     Acquired in-process research and development costs. As discussed above, in connection with the acquisition of Formations and PracticeMatch, the Company acquired the ongoing research and development activities of each entity. At the effective date of each acquisition the Company recorded nonrecurring charges resulting from expensing acquired in-process research and development costs. These charges totaled $6.2 million, or 69% of revenue, in 1996.

     Net interest expense. Net interest expense in 1996 was $703,000, an increase of $638,000 or 975% over 1995. The increase was a result of interest due on Senior Subordinated Notes issued during 1996 to finance the acquisition of PracticeMatch as well as interest expense on the acquisition notes issued to the sellers of PracticeMatch.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenue. Revenue in 1995 was $3.7 million, an increase of $761,000 or 26% over 1994. This increase in revenue was attributable to increased licenses of financial products to both new and existing customers.

     Salaries, wages and benefits. Salaries, wages and benefits in 1995 were $2.6 million, an increase of $685,000 or 36% over 1994. Salaries, wages and benefits increased to 71% of revenue in 1995, compared to 65% in 1994. These increases were primarily related to the addition of sales and marketing personnel.

     Other operating expenses. Other operating expenses in 1995 were $1.0 million, an increase of $226,000 or 31% over 1994. The increase in other operating expenses was attributable to non-salary expenses associated with the expansion of the Company's sales and marketing organization. Other operating expenses were 26% of revenue in 1995, compared to 25% in 1994. The increase was primarily related to higher costs associated with growth in the administrative, sales and marketing infrastructure of the Company.

     Depreciation and amortization. Depreciation and amortization expenses in 1995 were $193,000, an increase of $50,000 or 35% over 1994. This increase was primarily attributable to the impact of a full year of depreciation of capital expenditures associated with facilities expansion during 1994. Depreciation and amortization expenses were 5% of revenue in 1995 and 1994.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly financial data for 1994, 1995 and 1996. In the opinion of the Company's management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                      1994 QUARTER ENDED                       1995 QUARTER ENDED
                            --------------------------------------   --------------------------------------
                            MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                            -------   -------   --------   -------   -------   -------   --------   -------
STATEMENTS OF OPERATIONS:
Revenue...................   $487      $780       $794      $833      $ 470     $ 686     $1,294    $1,205
Salaries, wages and
 benefits.................    417       473        485       518        563       622        701       692
Other operating
 expenses.................    124       211        180       216        226       270        204       256
Depreciation and
 amortization.............     22        38         42        41         42        47         54        50
Acquired in-process
 research and development
 costs....................     --        --         --        --         --        --         --        --
                             ----      ----        ---      ----      -----     -----     ------    ------
Operating income (loss)...    (76)       58         87        58       (361)     (253)       335       207
Interest income (expense),
 net......................     (8)      (23)       (17)       (6)       (14)      (13)       (17)      (22)
Other income (expense)....     --        --         --        --         --        --         --        --
Income taxes..............     --        --         --        --         --        --         --        --
                             ----      ----        ---      ----      -----     -----     ------    ------
 Net income (loss)........   $(84)     $ 35       $ 70      $ 52      $(375)    $(266)    $  318    $  185
                             ====      ====        ===      ====      =====     =====     ======    ======

                                      1996 QUARTER ENDED
                            --------------------------------------
                            MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                            -------   -------   --------   -------
STATEMENTS OF OPERATIONS:
Revenue...................  $1,577    $2,297     $2,380    $2,650
Salaries, wages and
 benefits.................   1,121     1,637      1,630     1,705
Other operating
 expenses.................     356       650        579       729
Depreciation and
 amortization.............      96       226        228       237
Acquired in-process
 research and development
 costs....................   6,180        --         --        --
                            -------   ------     ------    ------
Operating income (loss)...  (6,176)     (216)       (57)      (21)
Interest income (expense),
 net......................     (52)     (214)      (216)     (221)
Other income (expense)....      --       (37)        (3)      (17)
Income taxes..............      --        --         --        --
                            -------   ------     ------    ------
 Net income (loss)........  $(6,228)  $ (467)    $ (276)   $ (259)
                            =======   ======     ======    ======

     The Company's quarterly revenues and operating results have varied significantly in the past. Quarterly results have fluctuated as a result of a variety of factors, including: the Company's sales cycle; staffing changes in the Company's sales and marketing organization; changes in the Company's resources; demand for the Company's products; the timing of significant new customer contracts; the nonrenewal of significant customer contracts; the timing of acquisitions; competitive conditions in the industry; changes in customer budgets; and general economic factors. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and operating profitability occurring in the second half of the year. The Company attributes this seasonality to a combination of factors including budgeting and other factors affecting the healthcare industry generally, the compounding effect of historical renewal schedules (which typically result in greater license renewals in the third and fourth quarters) and internal staffing and growth issues. The Company believes its financial products are more seasonal than its other products and expects the addition of new products, including those from the acquisitions of Formations and PracticeMatch, to moderate, but not end, this seasonal effect.

     A significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations concerning future revenues. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to adjust spending quickly enough to compensate for the revenue shortfall. Accordingly, even a small variation from expected revenues could have a material adverse effect on the Company's results of operations for a given quarter.

INCOME TAXES

     The Company has not recorded any income tax expense or benefit during 1994, 1995 or 1996 due to operating losses or the utilization of net operating loss carryforwards to offset taxable income. At December 31, 1996, the Company had net operating loss carryforwards of approximately $2.0 million for federal income tax purposes. The net operating loss carryforwards expire beginning in 2006 through 2011. The total gross deferred tax asset was approximately $3.9 million as of December 31, 1996 and has been reduced to zero by a valuation allowance. The valuation allowance at December 31, 1996 includes approximately $704,000 that will reduce goodwill if the tax benefits are subsequently recognized.

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Applying the provisions of SFAS 109 to the Company, particularly considering the Company's history of net losses, the Company was unable to support a conclusion consistent with SFAS 109 that it is more likely than not that it will generate future taxable income during the loss carryforward periods; therefore, the Company has provided a full valuation allowance against its net deferred tax assets. In determining that a valuation allowance was required, management primarily considered such factors as the

Company's history of operating losses and expected near-term future losses and earnings, the nature of the Company's deferred tax assets, the absence of significant excess of appreciated asset value over the tax basis of the Company's net assets, the absence of taxable income in prior carryback years and the potential for deferred tax assets resulting from future business acquisitions. Although management's operating plans assume taxable and operating income in future periods, historical performance has produced an accumulated deficit of $9.8 million at December 31, 1996. Consequently, the Company has provided a full valuation allowance against its net deferred tax assets until such time as the Company produces sufficient taxable and operating income to support a lower valuation allowance.

     The amount of the Company's net operating loss carryforwards may be limited if the Company has an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended. See Note 7 of Notes to Consolidated Financial Statements of the Company. As a result of an "ownership change" occurring as a result of the Company's initial public offering, under Internal Revenue Code Section 382, the Company's use of net operating loss carryforwards is limited to approximately $2.5 million per year. The use of net operating loss carryforwards could be further limited based on "ownership changes" in the future. The amount of any such limitation would depend on numerous factors, some of which are not determinable at this time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering of Common Stock in January 1997 and received approximately $22.8 million in net proceeds. Approximately $9.1 million of these net proceeds were used to repay certain senior subordinated notes and certain notes issued in connection with the Company's acquisition of PracticeMatch, to pay accrued and unpaid dividends on the Company's Series A and Series B Preferred Stock and to repay a bridge loan provided by NationsBank. The Company intends to use the balance of the net proceeds of its initial public offering, approximately $13.7 million, for working capital and general corporate purposes including potential acquisitions of healthcare information businesses and development of additional products.

     In addition, in March 1997, NationsBank and the Company entered into a Credit Agreement under which a $10.0 million revolving credit facility (the "NationsBank Revolver") is made available to the Company. The NationsBank Revolver is secured by substantially all of the Company's assets. Under the terms of the NationsBank Revolver the Company may, subject to customary terms, conditions and covenants, borrow up to $10.0 million to fund working capital needs as well as new product development and acquisitions. The Credit Agreement for the NationsBank Revolver provides that the NationsBank Revolver will bear interest at varying rates based on LIBOR and NationsBank's prime rate and will mature on March 28, 1999. Under the terms of the NationsBank Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts and consummation of certain mergers and acquisitions without the consent of the lender. Financial covenants include, but are not limited to, maintaining debt to capitalization ratios, minimum net worth ratios, debt service coverage ratios and cash flow leverage ratios.

     The Company has no specific plans with respect to the use of the remaining $13.7 million of the net proceeds of its initial public offering or the NationsBank Revolver, and the Company's cash flow from operations has generally been sufficient to fund liquidity needs of the Company other than acquisitions and new product development. The Company anticipates that borrowings under the NationsBank Revolver and the remaining net proceeds of the initial public offering will be used principally for working capital and general corporate purposes, for potential acquisitions of complementary businesses or products in the healthcare information industry and for the development of additional products. Although the Company continually seeks suitable acquisition candidates with complementary businesses and products in the healthcare information industry, it is not currently a party to any definitive agreement or letter of intent regarding any acquisition; as a result, the Company cannot precisely determine the timing or relative size of any potential acquisition. The cost, timing and amounts of funds required for the uses of the remaining net proceeds of the initial public offering and borrowings under the NationsBank Revolver are in management's discretion, will depend upon business conditions as and when appropriate uses develop and, consequently, cannot be precisely determined by the Company at this time. Pending the application of the net proceeds as described above, the Company has invested the remaining net proceeds of its initial public offering in short-term, interest-bearing, investment-grade securities.

     As of December 31, 1996, the Company had indebtedness of $507,000 outstanding under a bridge loan from NationsBank. In addition, in January 1996, the Company and HealthPlan Services Corporation ("HPSC") entered into a Securities Purchase Agreement, under which HPSC purchased 280,623 shares of Series B Convertible Preferred Stock for $2.0 million and agreed to purchase up to $10.0 million in original principal amount of Senior Subordinated Notes. In connection with the issuance of the Senior Subordinated Notes, the Company agreed to issue warrants to purchase up to 432,101 shares of Common Stock. In March 1996, the Company issued $6.9 million in original principal amount of the Senior Subordinated Notes to HPSC and warrants to purchase 298,150 shares of Common Stock. The Company used $1.5 million of the proceeds from the sale of Series B Convertible Preferred Stock to complete the acquisition of Formations. Medirisk used approximately $5.4 million of the proceeds from the issuance of the Senior Subordinated Notes to complete the acquisition of PracticeMatch. In addition, in connection with the PracticeMatch acquisition, the Company issued acquisition notes to the sellers in an aggregate amount of $1.1 million. The HPSC Senior Subordinated Notes, the bridge loan and the acquisition notes were repaid in full upon the completion of the Company's initial public offering in January 1997. Upon such repayment, HPSC's obligation to purchase additional Senior Subordinated Notes terminated.

     For the years ended December 31, 1994, 1995 and 1996 the Company's cash flow provided by (used in) operations was $51,000, $15,000 and $(762,000) respectively. These amounts primarily represent net income (loss) adjusted for the noncash charges of depreciation and amortization, and, in 1996, write off of in-process research and development costs, partially offset by changes in working capital.

     Net cash used in investing activities during the foregoing periods consisted predominantly of $6.9 million used in the year ended December 31, 1996 to fund the acquisitions of Formations and PracticeMatch.

     Net cash provided by (used in) financing activities during the years ended December 31, 1994, 1995 and 1996 was $(192,000), $(140,000) and $8.2 million, respectively. The net cash used in financing activities during the years ended December 31, 1994 and 1995 consisted principally of payments on long-term debt and obligations under capital leases and, in 1994, a repurchase of Common Stock, offset in part, in 1994, by the proceeds from the issuance of a promissory note. The net cash provided by financing activities for year ended December 31, 1996 resulted from the HPSC financing, offset in part by payments on long-term debt and obligations under capital leases and stock and debt issuance costs.

     For the years ended 1994, 1995 and 1996, the Company acquired fixed assets of $217,000, $192,000 and $471,000, respectively. These assets were almost completely financed through capital leases. Outstanding obligations under capital leases for the same periods were $288,000, $324,000 and $417,000, respectively.

     After the application of the net proceeds from its initial public offering, the Company believes that the remaining proceeds, borrowings under the NationsBank Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company's operations for the next 12 months. The Company's future liquidity and cash requirements will depend on a wide range of factors, including development costs associated with new products, enhancements of existing products, and acquisitions. Although the Company has no present commitments or agreements regarding acquisitions, the Company's strategy is to acquire additional complementary products and businesses. If the proceeds of the Offering, borrowings under the NationsBank Revolver and cash flow from operations are not sufficient to fund such acquisitions, the Company will be required to seek additional financing, and there can be no assurance that such financing will be available in amounts and at terms acceptable to the Company.

EFFECTS OF INFLATION

     Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company and the healthcare information industry.

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in this Annual Report on Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management, and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Uncertainty and Consolidation in the Health Care Industry; Risks of Rapid Technological Change; Intense Competition; Risks of Customer Concentration; Potential for System Defects; Concentration of Ownership; Dependence on Key Personnel; Variable Quarterly Operating Results and Seasonality; No Prior Public Market and Possible Volatility of Stock Price; Potential Adverse Effects of Substantial Number of Shares Eligible for Future Sale; Adverse Impact of Anti-takeover Provisions; No Dividends; and Risks Associated with Unspecified Use of Proceeds. For a more complete discussion of these factors, please see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended, as originally filed with the Commission on September 28, 1996, Registration Number 33-12311.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Medirisk, Inc. and Subsidiaries
  Independent Auditors' Report..............................    19
  Consolidated Balance Sheets as of December 31, 1996 and
     1995...................................................    20
  Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994.......................    22
  Consolidated Statements of Stockholders' Equity (deficit)
     for the years ended December 31, 1996, 1995 and 1994...    23
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.......................    24
  Notes to Consolidated Financial Statements................    25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Medirisk, Inc.:

     We have audited the accompanying consolidated balance sheets of Medirisk, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medirisk, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/  KPMG PEAT MARWICK LLP

                                          --------------------------------------

Atlanta, Georgia
February 27, 1997

                        MEDIRISK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  447,257    $  288,838
  Accounts receivable, less allowances for doubtful accounts of $97,439 and $-0-, at December 31, 1996 and 1995,
     respectively...........................................   1,428,191       538,769
  Prepaid expenses..........................................     920,727        90,573
  Note receivable from officer (note 10)....................      22,500            --
  Other current assets......................................     152,184         4,603
                                                              ----------    ----------
          Total current assets..............................   2,970,859       922,783
                                                              ----------    ----------
Property and equipment (note 3).............................   1,736,408       842,311
  Less accumulated depreciation and amortization............     893,601       510,605
                                                              ----------    ----------
          Property and equipment, net.......................     842,807       331,706
                                                              ----------    ----------
Excess of cost over net assets of businesses acquired, less
  accumulated amortization of $180,493 at December 31, 1996
  (note 2)..................................................   3,128,347            --
Intangible assets, less accumulated amortization of $89,417
  at December 31, 1996 (note 2).............................     430,583            --
Software development costs, less accumulated amortization of
  $19,911 at December 31, 1996..............................     101,058            --
Note receivable from officer, excluding current portion
  (note 10).................................................      90,000            --
Other assets................................................     892,307         8,801
                                                              ----------    ----------
          Total assets......................................  $8,455,961    $1,263,290
                                                              ==========    ==========

                        MEDIRISK, INC. AND SUBSIDIARIES

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt and obligations
     under capital leases (notes 4, 5, and 6)...............  $1,842,074    $  172,614
  Accounts payable..........................................     639,002       107,115
  Accrued expenses..........................................     448,749       170,925
  Deferred revenue..........................................   2,536,283       275,143
                                                              ----------    ----------
          Total current liabilities.........................   5,466,108       725,797
Long-term debt and obligations under capital leases,
  excluding current installments, principally related party
  debt at December 31, 1996 (notes 4, 5, and 6).............   7,194,897       151,302
Dividends payable (notes 8(b) and 8(d)).....................     618,010       416,402
                                                              ----------    ----------
          Total liabilities.................................  13,279,015     1,293,501
                                                              ----------    ----------
Series A convertible preferred stock, $.001 par value; at
  $1.95 redemption value, net of unaccreted discount;
  3,000,000 shares authorized; 1,292,359 issued and
  outstanding shares at December 31, 1995 (notes 8(a) and
  8(b)).....................................................          --     2,302,471
Stockholders' equity (deficit) -- (note 8):
  Preferred stock, $.001 par value; 1,000,000 shares
     authorized; none outstanding...........................          --            --
  Series A convertible preferred stock, $.001 par value
     (estimated unaccrued aggregate involuntary liquidation
     preference $3,461,000); 3,000,000 shares authorized;
     1,292,359 issued and outstanding shares at December 31,
     1996...................................................       1,292            --
  Series B convertible preferred stock, $.001 par value
     (estimated unaccrued aggregate involuntary liquidation
     preference $1,967,000); 400,000 shares authorized;
     280,623 issued and outstanding shares at December 31,
     1996 (note 5)..........................................         281            --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 709,943 and 656,226 shares issued at
     December 31, 1996 and 1995, respectively; 709,943 and
     591,266 shares outstanding at December 31, 1996 and
     1995, respectively.....................................         710           656
  Additional paid-in capital................................   4,971,644       292,666
  Accumulated deficit.......................................  (9,796,981)   (2,566,204)
                                                              ----------    ----------
                                                              (4,823,054)   (2,272,882)
  Less:
     Common stock in treasury (64,960 shares), at cost......          --         9,800
     Note receivable from stockholder.......................          --        50,000
                                                              ----------    ----------
          Total stockholders' equity (deficit)..............  (4,823,054)   (2,332,682)
Commitments and contingencies (notes 5, 6, and 8)...........
                                                              ----------    ----------
          Total liabilities and stockholders' equity
            (deficit).......................................  $8,455,961    $1,263,290
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1996          1995         1994
                                                            -----------   ----------   ----------
Revenue (note 9)..........................................  $ 8,904,133   $3,654,692   $2,893,803
Salaries, wages, and benefits.............................    6,092,792    2,577,416    1,892,834
Other operating expenses..................................    2,314,654      956,097      730,542
Depreciation and amortization.............................      786,849      193,399      143,215
Acquired in-process research and development costs (note
  2)......................................................    6,180,000           --           --
                                                            -----------   ----------   ----------
          Operating income (loss).........................   (6,470,162)     (72,220)     127,212
Interest expense, principally related party for 1996......     (703,542)     (65,433)     (54,598)
Other income (expense), net...............................      (57,073)          --           --
                                                            -----------   ----------   ----------
          Income (loss) before income taxes...............   (7,230,777)    (137,653)      72,614
Income taxes (note 7).....................................           --           --           --
                                                            -----------   ----------   ----------
          Net income (loss)...............................   (7,230,777)    (137,653)      72,614
Accretion of discount on Series A convertible preferred
  stock...................................................           --      (92,580)     (54,054)
Series A convertible preferred stock dividend
  requirement.............................................     (201,608)    (201,608)    (157,797)
                                                            -----------   ----------   ----------
          Net loss attributable to common stock...........  $(7,432,385)  $ (431,841)  $ (139,237)
                                                            ===========   ==========   ==========
Net loss per share of common stock........................  $     (3.56)  $     (.20)  $     (.06)
                                                            ===========   ==========   ==========
Weighted average number of common shares used in
  calculating net loss per share of common stock..........    2,086,887    2,211,727    2,211,662
                                                            ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                        SERIES A            SERIES B
                                      CONVERTIBLE         CONVERTIBLE
                                    PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK     ADDITIONAL
                                   ------------------   ----------------   ----------------    PAID-IN     ACCUMULATED
                                    SHARES     AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT    CAPITAL       DEFICIT
                                   ---------   ------   -------   ------   -------   ------   ----------   -----------
Balance at December 31, 1993.....         --   $  --         --    $ --    649,600   $ 650    $  650,087   $(2,354,531)
Repurchase of common stock (note
  8(e))..........................         --      --         --      --         --      --            --           --
Conversion of notes payable into
  common stock (note 8(e)).......         --      --         --      --         --      --            --           --
Issuance of common stock.........         --      --         --      --        130      --            40           --
Issuance of common stock in
  exchange for note receivable
  from stockholder (note 8(e))...         --      --         --      --         --      --            --           --
Accretion of discount on Series A
  convertible preferred stock
  (note 8(b))....................         --      --         --      --         --      --            --      (54,054)
Accrued dividend payable (notes
  8(b) and (d))..................         --      --         --      --         --      --      (157,797)          --
Net income.......................         --      --         --      --         --      --            --       72,614
                                   ---------   ------   -------    ----    -------   -----    ----------   -----------
Balance at December 31, 1994.....         --      --         --      --    649,730     650       492,330   (2,335,971)
Accretion of discount on Series A
  convertible preferred stock
  (note 8(b))....................         --      --         --      --         --      --            --      (92,580)
Issuance of common stock.........         --      --         --      --      6,496       6         1,944           --
Repayment of note receivable from
  stockholder (note 8(e))........                 --         --      --         --      --            --           --
Accrued dividend payable (note
  8(b))..........................         --      --         --      --         --      --      (201,608)          --
Net loss.........................         --      --         --      --         --      --            --     (137,653)
                                   ---------   ------   -------    ----    -------   -----    ----------   -----------
Balance at December 31, 1995.....         --      --         --      --    656,226     656       292,666   (2,566,204)
Issuance of Series B convertible
  preferred stock, net of
  issuance costs of $220,556
  (notes 5 and 8)................         --      --    280,623     281         --      --     1,779,163           --
Conversion of Series A
  convertible preferred stock
  from redeemable to
  nonredeemable (note 8(b))......  1,292,359   1,292         --      --         --      --     2,301,179           --
Issuance of common stock (note
  2).............................         --      --         --      --    118,677     119       137,283           --
Repayment of note receivable from
  stockholder (note 8(e))........         --      --         --      --         --      --            --           --
Forgiveness of note receivable
  from stockholder (note 8(e))...         --      --         --      --         --      --            --           --
Discount on issuance of debt
  arising from stock purchase
  warrants (note 5)..............         --      --         --      --         --      --       573,111           --
Stock option compensation expense
  (note 8(c))....................         --      --         --      --         --      --        99,585           --
Accrued dividend payable (note
  8(b))..........................         --      --         --      --         --      --      (201,608)          --
Cancellation of treasury stock...         --      --         --      --    (64,960)    (65)       (9,735)          --
Net loss.........................         --      --         --      --         --      --            --   (7,230,777)
                                   ---------   ------   -------    ----    -------   -----    ----------   -----------
Balance at December 31, 1996.....  1,292,359   $1,292   280,623    $281    709,943   $ 710    $4,971,644   $(9,796,981)
                                   =========   ======   =======    ====    =======   =====    ==========   ===========


                                                             NOTE           TOTAL
                                      TREASURY STOCK      RECEIVABLE    STOCKHOLDERS'
                                   --------------------      FROM          EQUITY
                                    SHARES     AMOUNT     STOCKHOLDER     (DEFICIT)
                                   --------   ---------   -----------   -------------
Balance at December 31, 1993.....    64,960   $  (9,800)         --      $(1,713,594)
Repurchase of common stock (note
  8(e))..........................   233,856    (150,000)         --         (150,000)
Conversion of notes payable into
  common stock (note 8(e)).......   (61,062)     39,166          --           39,166
Issuance of common stock.........   (55,866)     35,834          --           35,874
Issuance of common stock in
  exchange for note receivable
  from stockholder (note 8(e))...  (116,928)     75,000     (75,000)              --
Accretion of discount on Series A
  convertible preferred stock
  (note 8(b))....................        --          --          --          (54,054)
Accrued dividend payable (notes
  8(b) and (d))..................        --          --          --         (157,797)
Net income.......................        --          --          --           72,614
                                   --------   ---------    --------      -----------
Balance at December 31, 1994.....    64,960      (9,800)    (75,000)      (1,927,791)
Accretion of discount on Series A
  convertible preferred stock
  (note 8(b))....................        --          --          --          (92,580)
Issuance of common stock.........        --          --          --            1,950
Repayment of note receivable from
  stockholder (note 8(e))........        --          --      25,000           25,000
Accrued dividend payable (note
  8(b))..........................        --          --          --         (201,608)
Net loss.........................        --          --          --         (137,653)
                                   --------   ---------    --------      -----------
Balance at December 31, 1995.....    64,960      (9,800)    (50,000)      (2,332,682)
Issuance of Series B convertible
  preferred stock, net of
  issuance costs of $220,556
  (notes 5 and 8)................        --          --          --        1,779,444
Conversion of Series A
  convertible preferred stock
  from redeemable to
  nonredeemable (note 8(b))......        --          --          --        2,302,471
Issuance of common stock (note
  2).............................        --          --          --          137,402
Repayment of note receivable from
  stockholder (note 8(e))........        --          --      14,000           14,000
Forgiveness of note receivable
  from stockholder (note 8(e))...        --          --      36,000           36,000
Discount on issuance of debt
  arising from stock purchase
  warrants (note 5)..............        --          --          --          573,111
Stock option compensation expense
  (note 8(c))....................        --          --          --           99,585
Accrued dividend payable (note
  8(b))..........................        --          --          --         (201,608)
Cancellation of treasury stock...   (64,960)      9,800          --               --
Net loss.........................        --          --          --       (7,230,777)
                                   --------   ---------    --------      -----------
Balance at December 31, 1996.....        --   $      --          --      $(4,823,054)
                                   ========   =========    ========      ===========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1996         1995        1994
                                                              -----------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $(7,230,777)  $(137,653)  $  72,614
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Acquired in-process research and development costs......    6,180,000          --          --
    Depreciation and amortization...........................      786,849     193,399     143,215
    Other...................................................      135,585          --          --
    Decrease (increase) in:
      Accounts receivable...................................     (447,120)   (273,620)   (110,611)
      Other assets..........................................     (846,014)     (5,339)    (35,960)
    Increase (decrease) in:
      Accounts payable......................................      353,520      83,456     (19,469)
      Accrued expenses and other liabilities................      151,405      78,152     (51,270)
      Deferred revenue......................................      154,158      76,921      52,365
                                                              -----------   ---------   ---------
        Net cash (used in) provided by operating
        activities..........................................     (762,394)     15,316      50,884
                                                              -----------   ---------   ---------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired...........   (6,925,393)         --          --
  Purchases of property and equipment.......................     (138,792)         --      (3,191)
  Additions to software development costs...................     (120,969)         --          --
  Loan to officer...........................................     (112,500)         --          --
                                                              -----------   ---------   ---------
        Net cash used in investing activities...............   (7,297,654)         --      (3,191)
                                                              -----------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       15,084       1,950          --
  Proceeds from issuance of Series A convertible preferred
    stock...................................................           --          --      35,874
  Proceeds from issuance of Series B convertible preferred
    stock...................................................    2,000,000          --          --
  Payments for Series B convertible preferred stock issuance
    costs...................................................     (220,556)         --          --
  Proceeds from issuance of notes payable...................           --          --     150,000
  Proceeds from issuance of long-term debt, principally
    related party...........................................    7,407,086          --          --
  Payments for debt issuance costs..........................     (345,000)         --          --
  Payments on long-term debt and obligations under capital
    leases..................................................     (652,147)   (167,053)   (227,976)
  Repurchase of common stock................................           --          --    (150,000)
  Repayment of note receivable from stockholder.............       14,000      25,000          --
                                                              -----------   ---------   ---------
        Net cash provided by (used in) financing
        activities..........................................    8,218,467    (140,103)   (192,102)
                                                              -----------   ---------   ---------
        Net increase (decrease) in cash and cash
        equivalents.........................................      158,419    (124,787)   (144,409)
Cash and cash equivalents at beginning of period............      288,838     413,625     558,034
                                                              -----------   ---------   ---------
Cash and cash equivalents at end of period..................  $   447,257   $ 288,838   $ 413,625
                                                              ===========   =========   =========
Supplemental disclosure of cash flow information -- cash
  paid during the period for interest.......................  $   736,432   $  65,433   $  47,098
                                                              ===========   =========   =========
Supplemental disclosures of noncash activities:
  Purchase of computer and office equipment under capital
    lease arrangements......................................  $   332,035   $ 191,563   $ 213,360
                                                              ===========   =========   =========
  Discount on issuance of debt arising from stock purchase
    warrants................................................  $   573,111   $      --   $      --
                                                              ===========   =========   =========
  Prepayment of insurance premiums through issuance of note
    payable.................................................  $        --   $   7,548   $      --
                                                              ===========   =========   =========
  Accrual of dividend payable on Series A convertible
    preferred stock.........................................  $   201,608   $ 201,608   $ 157,797
                                                              ===========   =========   =========
  Conversion of notes payable and accrued interest into
    Series A convertible preferred stock....................  $        --   $      --   $ 318,000
                                                              ===========   =========   =========
  Conversion of notes payable into common stock.............  $        --   $      --   $  39,166
                                                              ===========   =========   =========
Acquisitions of businesses:
  Fair value of assets acquired.............................  $ 4,909,167   $      --   $      --
  Acquired in-process research and development costs........    6,180,000          --          --
  Fair value of liabilities assumed.........................   (2,961,849)         --          --
  Common stock issued.......................................     (122,318)         --          --
  Debt issued...............................................   (1,076,000)         --          --
                                                              -----------   ---------   ---------
        Total cash paid for acquisitions....................    6,929,000          --          --
  Cash acquired.............................................       (3,607)         --          --
                                                              -----------   ---------   ---------
        Net cash paid for acquisitions......................  $ 6,925,393   $      --   $      --
                                                              ===========   =========   =========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Medirisk, Inc. (the "Company") is a provider of proprietary databases and related decision support software and analytical services to the healthcare industry. The Company's customers consist primarily of healthcare providers (principally physicians and hospitals) and healthcare payers (principally insurance companies and managed care organizations). The information provided by the Company is used to make comparisons of the financial costs and clinical outcomes of physician-mediated services to industry and company-specific benchmarks and to access information concerning specific physicians. These capabilities assist payers and providers in pricing managed care contracts, evaluating fee schedules, comparing provider outcomes and performance, and recruiting physicians.

  (b) Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of Medirisk, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Cash Equivalents

     Cash equivalents at December 31, 1996 and 1995 included amounts of $145,897 and $276,647, respectively, invested in money market accounts with a major brokerage firm. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (d) Revenue Recognition

     The Company provides services/licenses its products primarily pursuant to single- and multi-year contracts which provide for the payment of nonrefundable annual fees generally in advance of use/shipment or of quarterly fees generally billed in advance of service delivery. The products are segregated into three types: financial, clinical performance, and physician data base products. The financial products provide customers with information from the Company's financial product databases, which the Company periodically updates with new and/or additional data. Revenue on these sales is recognized upon the delivery of the data. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician database products revenue relates to data/services provided to customers over time and are, therefore, recognized ratably over the life of the contract. Customer service revenues are recognized ratably over the service contract period. All other revenue, including fees for training, consulting fees, and other miscellaneous services, is recognized upon the performance of the applicable services.

  (e) Deferred Revenue

     Deferred revenue represents advance payments to the Company by customers for products and services, including deposits, revenue deferred under license fee and subscription arrangements, and revenue deferred under customer service and support arrangements.

  (f) Accounts Receivable

     When the Company enters into multi-year, noncancelable subscription contracts, receivables associated with these contracts are recorded as accounts receivable and deferred revenue when they become due. The contract balances are due at the beginning of their respective annual anniversary dates.

  (g) Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Amortization of assets acquired under capital lease arrangements is recorded using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

  (h) Excess of Cost Over Net Assets of Businesses Acquired

     The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over a period of 15 years. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies, and the adaptability to changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks.

  (i) Intangible Assets

     Intangible assets represent purchased technological know-how (acquired products). These costs were derived using a fair value method of allocation and are being amortized using the straight-line method over five years. The Company makes an ongoing assessment of the recoverability of its intangible assets by comparing the amount capitalized for each asset to the estimated net realizable value ("NRV") of the asset. If the NRV is less than the amount capitalized, a write-down to NRV is recorded.

  (j) Research and Development Costs and Software Development Costs

     Research and development costs are expensed as incurred. Amounts expensed for research and development for the years ended December 31, 1996, 1995, and 1994, were $951,645, $221,943, and $156,441, respectively.

     The Company capitalizes software development costs by project, commencing when technological feasibility for the respective product is established and concluding when the product is ready for general release to customers. The Company makes an ongoing assessment of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated NRV of the product. If the NRV is less than the amount capitalized, a write-down to NRV is recorded. The Company capitalized computer software development costs of $120,969 for the year ended December 31, 1996. Capitalized computer software development costs are being amortized using the straight-line method over an estimated useful life of five years. Amortization expense was $19,911 for the year ended December 31, 1996.

  (k) Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. The effects of SFAS 123 for 1996 and 1995 are not material to the Company's consolidated financial statements and, therefore, the pro forma and other disclosure requirements have not been presented.

  (l) Net Loss Per Share of Common Stock

     The computation of fully diluted net loss per share of common stock was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted are the same.

     Net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Retroactive restatement has been made to share and per share amounts for the reverse stock split (see note 8(g)) and conversion of all of the Company's Series A convertible preferred stock and Series B convertible preferred stock into common stock which occurred upon consummation of the Company's initial public offering in January 1997 (see note 8(h)). Weighted average number of shares of common stock outstanding through September 30, 1996 and as of December 31, 1995 and 1994 has been calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 whereby common stock and common stock equivalents, issued at prices below the initial public offering price per share ("cheap stock") during the 12-month period immediately preceding the initial filing date of the Company's Registration Statement for its public offering, have been included as outstanding (using the treasury stock method at the public offering price) even though the effect is to reduce the loss per share.

  (m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  (n) Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (o) Reclassifications

     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 consolidated financial statement presentation.

(2)  BUSINESS ACQUISITIONS

     In January 1996, the Company acquired Formations in Health Care, Inc. ("Formations") of Chicago, Illinois for approximately $1,475,000 in cash, 99,466 shares of the Company's common stock, and options to purchase 28,947 shares of the Company's common stock at an exercise price of $.64 per share. Formations provides clinical performance products that allow customers to measure outcomes across a range of care within a variety of medical specialties. These products also enable both payers and providers to measure clinical outcomes and apply that information to attract and retain managed care arrangements and to improve quality of clinical care. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of approximately $1,040,000, purchased technological know-how of approximately $170,000, and excess of cost over net assets acquired of approximately $422,000.

     In March 1996, the Company acquired PracticeMatch, Inc. ("PracticeMatch") of St. Louis, Missouri for approximately $5,454,000 in cash and $1,076,000 in promissory notes. PracticeMatch offers a database containing detailed information concerning physicians who are candidates for new practice affiliations. The Company licenses its physician database products to assist customers in cost-effective in-house recruiting of physicians. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of approximately $5,140,000, purchased technological know-how of approximately $350,000, and excess of cost over net assets acquired of approximately $2,887,000.

     Unaudited pro forma results of operations as if Formations and PracticeMatch had been acquired January 1, 1995 are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              -----------   ----------
Revenues....................................................  $ 9,708,000   $9,184,000
Net loss....................................................   (1,180,000)    (534,000)
Net loss per share..........................................         (.57)        (.24)

     The pro forma results include the historical accounts of the Company and the acquired entities adjusted to reflect the effects of the depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the assets acquired, additional interest expense related to notes payable issued in connection with the acquisitions, and the reversal of the nonrecurring of acquired in-process research and development costs recorded in connection with the acquisitions. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired entities been combined in 1996 and 1995.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1996        1995
                                                              ----------   --------
Furniture and fixtures......................................  $  344,365   $264,278
Computer and office equipment...............................   1,329,294    578,033
Leasehold improvements......................................      62,749         --
                                                              ----------   --------
                                                              $1,736,408    842,311
                                                              ==========   ========

     Included in property and equipment is equipment under capital lease arrangements with a cost of $937,020 and $604,985 and accumulated amortization of $533,983 and $302,033 at December 31, 1996 and 1995, respectively.

     Amortization of equipment held under capital lease arrangements is included in depreciation expense.

(4)  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt and obligations under capital leases are summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1996        1995
                                                              ----------   --------
10% unsecured senior subordinated note payable; interest
  payable quarterly; principal due January 8, 2003 (see note
  5)........................................................  $6,900,000   $     --
10% unsecured notes payable resulting from PracticeMatch
  acquisition; interest payable quarterly; 30% of the
  principal due on April 1, 1997 with the remainder due
  September 14, 1997........................................   1,076,000         --
Unsecured line of credit payable to bank; interest at prime
  rate plus 2% (10.25% at December 31, 1996) payable at
  maturity; principal due March 31, 1997....................     507,086         --
9% unsecured note payable to related party; principal and
  interest due in equal monthly installments of $3,238
  through April 2001........................................     137,228         --
Obligations under capital leases, due in monthly
  installments expiring at various dates through February
  2001, at varying interest rates secured by property and
  equipment (note 6(a)).....................................     416,657    323,916
                                                              ----------   --------
                                                               9,036,971    323,916
Less current installments...................................   1,842,074    172,614
                                                              ----------   --------
          Total long-term debt and obligations under capital
            leases, excluding current installments..........  $7,194,897   $151,302
                                                              ==========   ========

     Future minimum debt payments are as follows:

        YEARS ENDING DECEMBER 31,
        1997........................................................  $1,842,074
        1998........................................................     161,597
        1999........................................................      84,653
        2000........................................................      35,935
        2001........................................................      12,712
        Thereafter..................................................   6,900,000
                                                                      ----------
                                                                      $9,036,971
                                                                      ==========

     Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

     In December 1996, the Company secured a commitment letter to receive a two-year, $10,000,000 line of credit with a bank, subject to satisfactory completion of the bank's due diligence. The line of credit agreement is expected to contain certain customary financial covenants and dividend restrictions.

(5)  HEALTHPLAN SERVICES SECURITIES PURCHASE AGREEMENT

     On January 8, 1996, for the purpose of financing the Company's ongoing acquisition program and working capital needs, the Company and HealthPlan Services Corporation ("HPSC"), entered into a Securities Purchase Agreement (the "Agreement"). Under the Agreement, HPSC purchased 280,623 shares of the Company's Series B convertible preferred stock for $2,000,000 (see note 8) and agreed to purchase up to $10,000,000 in original principal amount of senior subordinated notes. In addition, HPSC would be issued warrants to purchase up to 432,101 shares of the Company's common stock for $.015 per share, based upon the amount of senior subordinated debt purchased. HPSC's obligation to purchase senior subordinated notes under the Agreement terminates upon the earliest to occur of (i) an initial public offering of the Company; (ii) a change of control of the Company; (iii) an event of default; (iv) January 8, 1999; or (v) the death or termination of employment of the Company's Chairman and Chief Executive Officer.

     On March 13, 1996, the Company sold a $6,900,000 senior subordinated note to HPSC. The note bears interest at 10% payable quarterly and is due upon the earliest to occur of (i) an initial public offering by the Company; (ii) a change of control of the Company; or (iii) at maturity on January 8, 2003. Warrants to purchase 298,150 shares of the Company's common stock were issued to HPSC in connection with issuance of this note. The proceeds received were allocated to the notes and the warrants based on their relative fair values resulting in a discount of $573,111 on the note, which is being amortized over the life of the note.

     In connection with the PracticeMatch acquisition (note 2), at December 31, 1996, there were restrictions on the use of $1,100,000 of the remaining funds available of the HPSC senior subordinated debt facility.

     On January 31, 1997, the Company consummated an initial public offering (see note 8(h)). As a result, the Agreement was terminated and the $6,900,000 note payable to HPSC was repaid. Also, the remaining note discount of $419,350 and related deferred financing costs of $252,439 at December 31, 1996 were written-off.

(6)  COMMITMENTS

  (a) Leases

     The Company has entered into noncancelable capital and operating lease agreements for office space, furniture and fixtures, and computer and office equipment. Future minimum payments under all such noncancelable capital and operating leases as of December 31, 1996 are as follows:

                                                                     OPERATING    CAPITAL
        YEAR ENDING DECEMBER 31,                                     ----------   --------
        1997.......................................................  $  479,944   $297,780
        1998.......................................................     487,036    180,331
        1999.......................................................     202,348     48,033
        2000.......................................................          --      2,086
        2001 and thereafter........................................          --        201
                                                                     ----------   --------
                                                                     $1,169,328    528,431
                                                                     ==========
        Less amount representing interest and sales taxes..........                111,774
                                                                                  --------
                                                                                  $416,657
                                                                                  ========

     Rental expense for noncancelable operating leases was $412,407, $212,547, and $176,452 for the years ended December 31, 1996, 1995, and 1994, respectively.

  (b) Employment Agreement

     The Company has entered into an Employment Agreement (the "Agreement") with the Company's Chairman and Chief Executive Officer (the "CEO"). The Agreement provides for a base salary subject to annual increases at the discretion of the compensation committee, annual performance bonuses based upon attaining certain goals established by the compensation committee, minimum annual stock option grants, and certain severance benefits in the event of termination. The Agreement expires on May 31, 1999 and is automatically renewable for one-year terms thereafter, subject to termination by the Company or the CEO upon 60 days' notice.

  (c) Employee Benefit Plan

     The Company maintains a 401(k) plan (the "Plan") for the benefit of all eligible employees. The Plan provides for employer matching contributions at the discretion of the Company's management. The Company has not paid or accrued an amount for matching contributions since the inception of the Plan.

(7)  INCOME TAXES

     Because of operating losses, net operating loss carryforwards, and other factors, the Company has not provided any income tax expense for the years ended December 31, 1996, 1995, and 1994. A reconciliation of the expected income tax (benefit) expense (based on a U.S. Federal statutory tax rate of 34%) to the actual income taxes is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                           1996         1995       1994
                                                        -----------   --------   --------
Computed "expected" tax (benefit) expense.............  $(2,458,464)  $(46,802)  $ 24,689
Losses in excess of allowable carryback...............    2,806,798     43,101         --
Utilization of net operating loss carryforwards.......           --         --    (26,555)
State income taxes, net of Federal income tax
  benefit.............................................     (361,539)    (6,883)     3,631
Other.................................................       13,205     10,584     (1,765)
                                                        -----------   --------   --------
          Actual income taxes.........................  $        --   $     --   $     --
                                                        ===========   ========   ========

     The tax effects of temporary differences and carryforwards which give rise to deferred income tax assets are presented below:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1996        1995
                                                              ----------   --------
Deferred income tax assets:
  Acquired in-process research and development costs........  $2,277,362   $     --
  Net operating loss carryforwards..........................     782,034    193,944
  Deferred revenue..........................................     700,605    107,306
  Property and equipment depreciation differences...........      50,813     32,873
  Other.....................................................      60,676         --
                                                              ----------   --------
          Total gross deferred income tax assets............   3,871,490    334,123
Less valuation allowance....................................   3,871,490    334,123
                                                              ----------   --------
          Net deferred income tax assets....................  $       --   $     --
                                                              ==========   ========

     Deferred income tax assets and liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include: (1) taxable income in the current year or prior years that is available through carryback;
(2) future taxable income that will result from the reversal of existing taxable temporary differences; and (3) taxable income generated by future operations.

     The valuation allowance for deferred income tax assets at January 1, 1996 was $334,123. The net increase in the valuation allowance for the year ended December 31, 1996 was $3,537,367. The valuation allowance at December 31, 1996 includes approximately $704,000 that will reduce goodwill when the tax benefits are subsequently recognized.

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $2,005,000, which expire beginning in 2006 through 2011. Under Internal Revenue Code Section 382, the Company's use of net operating loss carryforwards is limited to approximately $2,478,000 per year as a result of the Company's initial public offering completed in January 1997 (see note 8(h)).

(8)  STOCKHOLDERS' EQUITY (DEFICIT)

  (a) Articles of Incorporation

     On January 8, 1996, the Company's articles of incorporation were amended to increase the number of authorized shares of common stock from 5,000,000 shares to 20,000,000 shares and to establish 400,000 authorized shares of Series B convertible preferred stock. On that same date, the Company's articles of incorporation were amended to remove the redeemable feature from the Company's Series A convertible preferred stock.

     In September 1996, the Company was reincorporated in Delaware, and in connection with such reincorporation, the Company's treasury stock was canceled and an additional 1,000,000 shares of preferred stock were authorized. In addition, the Company's articles of incorporation were amended such that the Company's Series A and Series B convertible preferred stock would be canceled and no longer authorized upon completion of an initial public offering (see note 8(h)).

  (b) Series A and Series B Convertible Preferred Stock

     Until January 1996, the Series A convertible preferred stock (Series A "CPS") carried a mandatory redemption feature pursuant to a Stockholders' Agreement which required the Company to redeem all outstanding shares of Series A CPS on the seventh anniversary of the original issue date (April 5, 1998) at a price equivalent to the liquidation price of $1.95. In January 1996, the redemption feature was eliminated and the balance related to this security was reclassified to stockholders' equity.

     The holders of the Company's Series A CPS are entitled to dividends on a cumulative basis at 8% which began on April 5, 1994. The holders of the Company's Series B convertible preferred stock (Series B "CPS") are entitled to dividends on a cumulative basis at 8% beginning on January 8, 1997. The Series A CPS and Series B CPS are convertible at the option of the holder at any time into common stock at a ratio of .6496 share for one share, subject to adjustment in certain circumstances, and the holders of the Series A CPS and Series B CPS carry voting power equivalent to the number of common shares into which their preferred shares could be converted. Furthermore, the Company is restricted from paying dividends on the Company's common stock until all unpaid dividends on the Series A CPS and Series B CPS are paid. In no event shall the Series A CPS and Series B CPS dividends be paid until payment in full of the senior subordinated note payable. These dividends payable have been classified as noncurrent (see note 8(h)).

     In the event of liquidation, holders of the Series A CPS and Series B CPS are entitled to the sum of (a) $1.95 per preferred share for Series A CPS and $7.13 per preferred share for Series B CPS, (b) all accrued and unpaid dividends, and (c) the portion of the fair market value of the assets and liabilities of the Company attributable to the Series A CPS and Series B CPS holders determined by the number of common shares that would be held by the Series A CPS and Series B CPS holders upon conversion to common stock. Additionally, the Series A CPS and Series B CPS will automatically convert upon the occurrence of certain future events such as an initial public offering, as defined, and the Company is required to obtain prior approval of the holders of the Series A CPS and Series B CPS to effect certain transactions. The holders of the Series A CPS and Series B CPS also carry certain other rights and privileges, as further defined in the agreements.

     During 1994 notes payable of $300,000 and accrued interest of $18,000 were converted into 318,000 shares of the Company's Series A CPS at a conversion price of $1.00 per share. Until January 1996, the discount of $302,100 resulting from the 1994 conversion, and the discount associated with the original issuance of the Series A CPS of $96,450, representing the difference between the recorded value of the Series A CPS and the redemption value, were being accreted using the straight-line method from issuance date through April 5, 1998, the first date that the holders could have required redemption.

  (c) Stock Options

     The Company periodically grants stock options to encourage stock ownership by and retain the services of certain key employees. Options granted are determined at the discretion of the Board of Directors. All options granted are earned over a five-year vesting period at 20% per year, and expire at the earlier of three months after termination of employment or ten years from date of grant. The following table summarizes option plan activity for the years ended December 31, 1996, 1995, and 1994:

                                                                        EXERCISE PRICE
                                                              SHARES      PER SHARE
                                                              -------   --------------
Options outstanding at December 31, 1993....................  181,872   $.30
  Granted...................................................   24,685    .30 - .64143
  Exercised.................................................     (130)   .30
  Canceled..................................................   (9,045)   .30
                                                              -------
Options outstanding at December 31, 1994....................  197,382    .30 - .64143
  Granted...................................................   63,661    .64143
  Exercised.................................................   (6,496)   .30
  Canceled..................................................  (37,027)   .30 - .64143
                                                              -------
Options outstanding at December 31, 1995....................  217,520    .30 - .64143
  Granted...................................................  176,731    .64143
  Exercised.................................................  (11,693)   .30 - .64143
  Canceled..................................................  (63,630)   .30 - .64143
                                                              -------
Options outstanding at December 31, 1996....................  318,928   $.30 - .64143
                                                              =======
Options exercisable at December 31, 1996....................  123,164   $.30 - .64143
                                                              =======

     In October 1996, the Board of Directors of the Company adopted the Medirisk, Inc. 1996 Stock Incentive Plan (the "Incentive Plan") and the Medirisk, Inc. Non-Management Directors' Stock Option Plan (the "Directors' Plan"). A total of 502,693 shares of common stock have been reserved for issuance under the Incentive Plan (which includes 318,928 options outstanding as of December 31, 1996 under previous grants as indicated above) and 100,000 shares of common stock have been reserved for issuance under the Directors' Plan.

     Certain options in 1996 were granted at exercise prices below the fair market value of the common stock as determined by management. Total compensation cost relating to these option grants was $189,583, of which $99,585 was expensed in 1996.

  (d) Stockholders' Agreement

     The Company is party to a Stockholders' Agreement (the "Agreement") among all preferred and common stockholders of the Company which includes restrictions and requirements, certain of which are disclosed below. The Agreement establishes the composition of the Company's Board of Directors and provides for restrictions on the transfer of the Company's shares. Additionally, the Agreement provided for a one-time dividend to Series A CPS holders equivalent to 4% of the original purchase price of the Series A CPS. The dividend was cumulative and accrued from April 5, 1993 to April 5, 1994. In no event can the Series A CPS one-time dividend be paid until payment in full of the senior subordinated note payable. This dividend payable has been classified as noncurrent.

     The Company is required to reserve at all times common shares sufficient to satisfy the exercise of all outstanding stock options and warrants, and to satisfy the conversion of all Series A CPS and Series B CPS.

     As a result of the Company's initial public offering in January 1997, the Agreement was terminated and the dividend payable was paid (see note 8(h)).

  (e) Certain Common Stock Transactions

     In June 1994, the Company repurchased 233,856 shares of common stock from an investor for $150,000. The repurchase was financed by the issuance of notes payable to two other investors for $75,000 each. The notes payable were subsequently liquidated by the payment of cash of $110,834 and the conversion of $39,166 into 61,062 shares of common stock previously held in treasury.

     In July 1994, 116,928 shares of common stock held in treasury were issued to a stockholder in exchange for an unsecured promissory note of $75,000. The note bore interest at 8.25% and was payable in three annual installments of $25,000 each through 1997. A total of $39,000 was repaid on the note and the remaining balance of $36,000 was forgiven in 1996 as consideration for entering into a new employment agreement.

  (f) Warrants

     In 1993, the Company obtained $300,000 in financing through the issuance of 6% convertible unsecured promissory notes with attached warrants to acquire the Company's common stock. Because the exercise price of the attached warrants exceeded the fair value of the common stock, the Company allocated the $300,000 of proceeds to notes payable. The notes were convertible into the Company's Series A CPS at a conversion price of $1.00 per share. In 1994, the notes payable of $300,000 and accrued interest of $18,000 were converted into 318,000 shares of the Company's Series A CPS. The common stock purchase warrants give the holders the right to acquire 194,880 shares of the Company's common stock at an exercise price of $1.54 per share. The common stock purchase warrants expire on June 23, 1998.

     Also, as discussed in note 5, in March 1996, the Company issued to HPSC warrants to purchase 298,150 shares of the Company's common stock at an exercise price of $.015 per share. The common stock purchase warrants expire on January 8, 2003.

  (g) Common Stock Reverse Split

     In December 1996, the Company's Board of Directors approved an amendment to its certificate of incorporation which effected a 0.6496-for-one reverse stock split. All references to common stock, stock options, and warrants in these consolidated financial statements have been adjusted to reflect this amendment as if it had occurred prior to January 1, 1994.

  (h) Initial Public Offering

     On January 31, 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering in which it received approximately $22,779,000, net of offering expenses of approximately $750,000. As a result of the consummation of the offering, the Series A CPS and Series B CPS were converted into 1,021,809 shares of common stock of the Company, the HPSC Agreement was terminated, and the Stockholders' Agreement was terminated. In addition, all of the Company's dividends payable and debt, excluding obligations under capital leases, were repaid.

(9)  MAJOR CUSTOMER

     For the year ended December 31, 1996, one customer accounted for approximately 14.6% of total revenues.

(10)  NOTE RECEIVABLE FROM OFFICER

     In June 1996, the Company loaned $112,500 to an officer of the Company in the form of an unsecured promissory note. The note is to be repaid in five equal annual installments of $22,500 each, due and payable on the first through fifth anniversaries of the date of the note. Interest accrues at a rate of 8.25% per annum and is due and payable by the officer on the date each principal payment is due.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Director and Nominee Information," "Executive Officers of the Company," "Security Ownership of Certain Beneficial Owners and Management" and "Section 16(a) Beneficial Owner Reporting Compliance" appearing in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997 will set forth certain information with respect to the directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The sections entitled "Compensation-Related Matters -- Summary Compensation Information" "-- Stock Incentive Plans," "-- Employment Agreement" appearing in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997 will set forth certain information with respect to the compensation of the executive officers of the Registrant and are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" appearing in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997 will set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" appearing in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997 will set forth certain information with respect to these matters and are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents incorporated by reference or filed with this report:

     (1) Financial Statements.

          The Financial Statements of the Company are listed in Item 8 of Part
     II.

     (2) Financial Statement Schedules.

          Independent Auditors' Report

          Schedule II -- Valuation and Qualifying Accounts

          All other schedules are omitted because the required information is inapplicable or information is presented in the consolidated financial statements or related notes.

     (3) Exhibits Incorporated by Reference or Filed with this Report.

     The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-K. The exhibits that are identified with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from, the Company's Registration Statement on Form S-1 (No. 333-12311) filed with the

Commission on September 19, 1996 and effective on January 28, 1997. Unless otherwise indicated the exhibit number corresponds to the exhibit number incorporated by reference. ITEMS LISTED IN BOLDFACE CONSTITUTE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1       --  Agreement and Plan of Merger dated as of August 27, 1996, between Medirisk, Inc., a Delaware corporation Florida
               corporation and Medirisk, Inc., a Delaware corporation.*
 2.2       --  Stock Purchase Agreement dated as of November 22, 1995, between the Company and Pamella L. Leiter*
 2.3       --  Stock Purchase Agreement dated as of March 8, 1996, between the Company, Joseph E. Thomure, Susan P. Brandt, David
               Rollins and Samuel E. Brandt.*
 3.1       --  Certificate of Incorporation of the Company.*
 3.2       --  Bylaws of the Company.*
 4.1       --  See Articles IV, VI, VII and IX of the Certificate of
               Incorporation filed as Exhibit 3.1 and Articles I, II, III,
               VI and VII of the Bylaws filed as Exhibit 3.2.
 4.2       --  Specimen Stock Certificate of the Common Stock of the
               Registrant.*
10.1       --  Securities Purchase Agreement dated January 8, 1996, between the Company and HealthPlan Services Corporation (For
               Exhibits F, G, J and E to the Securities Purchase Agreement,
               see Exhibits 10.6, 10.7, 10.8 and 10.9 hereto).*
10.1.1     --  Amendment No. 1 to Securities Purchase Agreement.*
10.1.2     --  Amendment No. 2 to Securities Purchase Agreement.*
10.1.3     --  Amendment No. 3 to Securities Purchase Agreement.*
10.2       --  EMPLOYMENT AGREEMENT DATED AS OF MAY 31, 1996, BETWEEN THE
               COMPANY AND MARK A. KAISER.*
10.3       --  EMPLOYMENT AGREEMENT DATED AS OF JANUARY 9, 1996, BETWEEN
               THE COMPANY AND PAMELLA L. LEITER.*
10.4       --  EMPLOYMENT AGREEMENT DATED AS OF MARCH 14, 1996, BETWEEN THE
               COMPANY AND SUSAN P. BRANDT.*
10.5       --  Agreement for Participation in the Formations National
               Outcome System dated as of May 28, 1995, between Formations and HEALTHSOUTH.*
10.6       --  Registration Rights Agreement dated as of January 9, 1996, between the Company and Pamella L. Leiter.*
10.7       --  Warrant Agreement dated as of January 8, 1996, between the
               Company and HPSC.*
10.7.1     --  Amendment No. 1 to Warrant Agreement.*
10.7.2     --  Amendment No. 2 to Warrant Agreement.*
10.8       --  INTENTIONALLY OMITTED
10.9       --  INTENTIONALLY OMITTED
10.10      --  Registration Rights Agreement dated as of January 9, 1996, between the Company and Health Plan Services Corporation*
10.11      --  Form of Indemnification Agreement between the Company and each of its officers and directors.*
10.12      --  Form of Employee Shareholder Agreement.*
10.13      --  MEDIRISK, INC. 1996 STOCK INCENTIVE PLAN.*
10.14      --  MEDIRISK, INC. 1996 NON-MANAGEMENT DIRECTORS STOCK OPTION
               PLAN.*
10.15      --  Registration Agreement dated as of October 28, 1996, between the Company, Brantley Venture Partners II, L.P., Chase
               Manhattan Bank N.A., as Trustee, and Laurence H. Powell.*
10.16      --  Credit Agreement, dated as of March 28, 1997, between the
               Company, as borrower, and NationsBank, N.A. (South), as
               lender.
11.1       --  Statements of computation of net loss per share of common stock.
21.1       --  List of Subsidiaries of the Registrant.*
24.1       --  Powers of Attorney (See page 27)
27.1       --  Financial Data Schedule -- Medirisk, Inc. (for SEC use
               only).*

---------------

  (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Medirisk, Inc.

     Under date of February 27, 1997, we reported on the consolidated balance sheets of Medirisk, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
February 27, 1997