Form 10-K405/A
period 1996-12-31
MEDIRISK INC
filed 1997-05-09
CIK 927456

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

AMENDMENT:

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, by adding Schedule II and the signature page of the Registrant, its chief executive and principal accounting officers and its directors as set forth below immediately following the Independent Auditors' Report appearing on page 38.

                                                                    SCHEDULE II

                         MEDIRISK INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                       ---------------------------
                                          BALANCE AT                    CHARGES TO
                                          BEGINNING      CHARGES TO     COSTS AND       NET        BALANCE AT
DESCRIPTION                               OF PERIOD    OTHER ACCOUNTS    EXPENSES    DEDUCTIONS   END OF PERIOD
-----------                               ----------   --------------   ----------   ----------   -------------
December 31, 1994
  Allowance for doubtful accounts.......      --               --             --         --              --
December 31, 1995
  Allowance for doubtful accounts.......      --               --             --         --              --
December 31, 1996
  Allowance for doubtful accounts.......      --           47,439(1)      50,000         --          97,439

---------------

(1) Represents beginning balance in allowance for doubtful accounts of acquired company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                          MEDIRISK, INC.

                                          By:    /s/ KENNETH M. GOINS, JR.
                                            ------------------------------------
                                                   Kenneth M. Goins, Jr.
                                             Executive Vice President and Chief
                                                      Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Kaiser and Kenneth M. Goins, Jr., jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

                 /s/ MARK A. KAISER                      Chairman, Chief Executive          March 28, 1997
-----------------------------------------------------      Officer, President (principal
                   Mark A. Kaiser                          executive officer) and
                                                           Director

              /s/ KENNETH M. GOINS, JR.                  Chief Financial Officer,           March 28, 1997
-----------------------------------------------------      Executive Vice President
                Kenneth M. Goins, Jr.                      (principal financial and
                                                           accounting officer)

                 /s/ KEITH O. COWAN                      Director                           March 28, 1997
-----------------------------------------------------
                   Keith O. Cowan

                 /s/ MICHAEL J. FINN                     Director                           March 28, 1997
-----------------------------------------------------
                   Michael J. Finn

           /s/ WILLIAM M. MCCLATCHEY, M.D.               Director                           March 28, 1997
-----------------------------------------------------
                William M. McClatchey

              /s/ JAMES K. MURRAY, III                   Director                           March 28, 1997
-----------------------------------------------------
                James K. Murray, III

                /s/ ROBERT P. PINKAS                     Director                           March 28, 1997
-----------------------------------------------------
                  Robert P. Pinkas

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 1997.

                                          MEDIRISK, INC.

                                          By:    /s/ KENNETH M. GOINS, JR.
                                            ------------------------------------
                                                   Kenneth M. Goins, Jr.
                                             Executive Vice President and Chief
                                                      Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                     DATE
                      ---------                                        -----                     ----

                          *                              Chairman, Chief Executive Officer    May 9, 1997
-----------------------------------------------------      (principal executive officer)
                   Mark A. Kaiser                          and Director

                          *                              Chief Financial Officer,             May 9, 1997
-----------------------------------------------------      Executive Vice President
                Kenneth M. Goins, Jr.                      (principal financial and
                                                           accounting officer)

                          *                              Director                             May 9, 1997
-----------------------------------------------------
                   Keith O. Cowan

                          *                              Director                             May 9, 1997
-----------------------------------------------------
                   Michael J. Finn

                          *                              Director                             May 9, 1997
-----------------------------------------------------
             William M. McClatchey, M.D.

                          *                              Director                             May 9, 1997
-----------------------------------------------------
                James K. Murray, III

                          *                              Director                             May 9, 1997
-----------------------------------------------------
                  Robert P. Pinkas

           *By: /s/ KENNETH M. GOINS, JR.
   -----------------------------------------------
                Kenneth M. Goins, Jr.
                  Attorney-in-Fact