Form 10-Q
period 1997-03-31
MEDIRISK INC
filed 1997-05-14
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1997.

                                       Or

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                to                   .
                               ---------------   ------------------

                        Commission file number 000-27056

                                 MEDIRISK, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                              59-2345692
---------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

Two Piedmont Center, Suite 400, 3565 Piedmont Rd.,  Atlanta, Georgia   30305
---------------------------------------------------------------------------------------------------
        (Address of principal executive office)                       (Zip code)

Registrant's Telephone Number Including Area Code:  (404) 364-6700
                                                    -----------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x       No
                                              -----        -----

     The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value as of April 30, 1997 was 4,031,752.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        MEDIRISK, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED  BALANCE SHEET

(Amounts in thousands, except per share data)


                                                        (UNAUDITED)  (AUDITED)
                                                          3/31/97    12/31/96
                                                        -----------  ---------
CURRENT ASSETS
Cash and cash equivalents                                   $13,947     $  447
Accounts receivable, less allowance for
  doubtful accounts of $106 and $97 at
  March 31, 1997 and December 31, 1996, respectively            975      1,428
Prepaid expenses                                                567        921
Other current assets                                            271        175
                                                            -------     ------
  Total current assets                                       15,760      2,971

Property and equipment                                        1,812      1,736
  Less accumulated depreciation and amortization              1,005        893
  Property and equipment, net                               -------     ------
                                                                807        843

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $236 and $180 at March 31, 1997
  and December 31, 1996, respectively                         3,302      3,128
Intangible assets, less accumulated amortization
  of $115 and $89 at March 31, 1997
  and December 31, 1996, respectively                           405        431
Software development costs, less accumulated
  amortization of $28 and $20 at March 31,
  1997 and December 31, 1996, respectively                      119        101
Other assets                                                    139        982
                                                            -------     ------
  Total other assets                                          3,965      4,642

  Total assets                                              $20,532     $8,456
                                                            =======     ======

                        MEDIRISK, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED  BALANCE SHEET

(Amounts in thousands, except per share data)



                                                                       (UNAUDITED)  (AUDITED)
                                                                         3/31/97    12/31/96
                                                                         -------    --------
CURRENT LIABILITIES
  Accounts payable                                                       $    298    $   639
  Accrued expenses                                                            460        449
  Current installments of long-term debt and
    obligations under capital leases                                          192      1,842
Deferred revenue                                                            2,210      2,536
                                                                         --------    -------
    Total current liabilities                                               3,160      5,466

Long term debt and obligations under capital leases,
  excluding current installments                                              165      7,195
Dividends payable                                                               0        618
                                                                         --------    -------
    Total liabilities                                                       3,325     13,279

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A convertible preferred stock, $.001 par value,
    3,000 shares authorized;  1,292 issued and
    outstanding shares at December 31, 1996                                     0          1
  Series B convertible preferred stock, $.001 par value;
    400 shares authorized;  281 issued and
    outstanding shares at December 31, 1996                                     0          0
  Common stock - $.001 par value; 20,000 shares
    authorized; 4,032 and 710 shares issued and outstanding
    at March 31, 1997 and December 31, 1996, respectively                       4          1
  Additional paid in capital                                               27,724      4,972
  Accumulated deficit                                                     (10,521)    (9,797)
                                                                         --------    -------
    Total stockholders' equity (deficit)                                   17,207     (4,823)

    Total liabilities and stockholders' equity (deficit)                 $ 20,532    $ 8,456
                                                                         ========    =======

     See accompanying notes to consolidated condensed financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(Amounts in thousands, except per share data)


                                                               THREE MONTHS
                                                            ------------------
                                                             ENDED MARCH 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Revenue                                                     $ 2,650   $ 1,577
Salaries, wages and benefits                                  1,762     1,121
Other operating expenses                                        646       356
Depreciation and amortization                                   201        96
Acquired in-process research and development costs                0     6,180
                                                            -------   -------
    Operating income (loss)                                      41    (6,176)
Interest income (expense), net                                   41       (52)
Income taxes                                                      0         0
                                                            -------   -------
        Income (loss) before extraordinary item                  82    (6,228)
                                                            -------   -------
Extraordinary item - Loss on early extinguishment of  debt     (806)        0
                                                            -------   -------
    Net loss                                                   (724)   (6,228)

Series A and Series B convertible preferred stock
    dividend requirement                                        (25)      (50)
                                                            -------   -------
    Net loss attributable to common stock                     ($749)  ($6,278)
                                                            =======   =======
Net loss per share of common stock                           ($0.23)   ($2.83)
                                                            =======   =======
Weighted average number of common shares outstanding          3,265     2,217
                                                            =======   =======

     See accompanying notes to consolidated condensed financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in thousands)


                                                               THREE MONTHS
                                                            ------------------
                                                             ENDED MARCH 31,
                                                            ------------------
                                                               1997      1996
                                                            -------   -------
Cash flows from operating activities:
Net loss                                                      ($724)  ($6,228)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Acquired in-process research and development costs              0     6,180
  Depreciation and amortization                                 201        96
  Other                                                           0        26
  Loss on early extinguishment of debt                          806         0
  Decrease (increase) in:
    Accounts receivable                                         454       108
    Other assets                                                294      (836)
Increase (decrease) in:
  Accounts payable                                             (340)      (81)
  Accrued expenses and other liabilities                       (218)       17
  Deferred revenue                                             (327)      944
                                                            -------   -------
    Net cash provided by operating activities                   146       226
                                                            -------   -------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                 0    (6,435)
  Purchases of property and equipment                           (76)      (18)
  Additions to software development costs                       (27)       (9)
                                                            -------   -------
    Net cash used in investing activities                      (103)   (6,462)
                                                            -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     22,779         8
  Proceeds from issuance of Series B conv. pref. stock            0     2,000
  Payments for Series B conv. pref. stock issuance costs          0      (221)
  Payments of dividends                                        (643)        0
  Proceeds from issuance of long-term debt, related party         0     6,900
  Payments of debt issuance costs                                 0      (345)
  Payments on long-term debt and obl. under capital leases   (8,679)      (61)
  Repayment of note receivable from stockholder                   0        14
                                                            -------   -------
    Net cash provided by financing activities                13,457     8,295
                                                            -------   -------
    Net increase in cash and cash equivalents                13,500     2,060
Cash and cash equivalents at beginning of period                447       289
                                                            -------   -------
Cash and cash equivalents at end of period                  $13,947   $ 2,349
                                                            =======   =======

     See accompanying notes to consolidated condensed financial statements

                        MEDIRISK, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL:

     The consolidated condensed financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

     These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. for the year ended December 31, 1996.

2. MAJOR CUSTOMERS:

     One customer accounted for 13% and 18% of the Company's revenue for the three months ended March 31, 1997 and 1996, respectively.

3. LOSS PER SHARE OF COMMON STOCK:

     Loss per share of common stock for the three months ended March 31, 1997 and 1996 is based on the weighted average shares of common stock outstanding. Loss per share does not include the effect of outstanding common stock equivalents because the effect is antidilutive. The March 31, 1996 weighted average shares outstanding assumes the conversion of the Company's Series A and Series B Convertible Preferred Stock into common stock.

4. EXTRAORDINARY ITEM:

     As a result of the application of a portion of the net proceeds of the Company's initial public offering to repay indebtedness, the Company incurred a one-time, non-recurring, non-cash charge of $806,000 with respect to accelerated amortization of original issue discount on Senior Subordinated Notes and related deferred financing costs. Due to the Company's losses no income tax benefit was applied to the extraordinary loss presented.

5. LINE OF CREDIT:

     In March 1997 the Company entered into a Credit Agreement with NationsBank under which a $10 million revolving credit facility (the "NationsBank Revolver") is made available to the Company. The NationsBank Revolver is available to fund working capital needs as well as new product development and acquisitions.

6. INITIAL PUBLIC OFFERING:

     In January 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering in which it received approximately $22,779,000, net of offering costs of approximately $750,000. As a result of the consummation of the offering, the Company's Series A and Series B Convertible Preferred
Stock were converted into 1,021,809 shares of common stock. In addition, all of the Company's accrued dividends and debt, excluding obligations under capital leases, were repaid.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     In 1996, the Company undertook an acquisition strategy to expand its product offerings. The Company acquired Formations in Health Care, Inc. ("Formations") and PracticeMatch, Inc. ("PracticeMatch") in January and March 1996, respectively. Formations offers clinical performance products that allow customers to measure treatment outcomes across a range of care within a variety of medical specialties. PracticeMatch offers physician database products to assist customers in cost-effective in-house physician recruiting. As a result of these acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods.

     In connection with the Company's 1996 acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies. The Company recorded amortization expense relative to intangible assets of $90,000 and $28,000 for the quarters ended March 31, 1997 and 1996, respectively.

     Also in connection with these acquisitions, the Company recorded non-recurring charges related to in-process research and development costs of approximately $1.0 million for Formations and $5.1 million for PracticeMatch. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk adjusted weighted average cost of capital of 19% for Formations and 20% for PracticeMatch), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist. Similar charges could result in the future as a result of acquisitions accounted for as purchases.

     Medirisk's products are licensed pursuant to single-year and multi-year agreements. Revenue from licenses of financial products is recognized upon the delivery of the data and, in the case of multi-year agreements, on the anniversary of the date of delivery. Revenue from licenses of clinical performance products is recognized over the life of the contract as services are performed. Revenue from licenses of physician database products is recognized ratably over the life of the customer contract. All other revenue, including training, consulting fees and other miscellaneous services, is recognized upon the performance of the applicable services. Because a higher proportion of financial products historically have been licensed in the second half of the year, the Company may experience sequentially higher revenue in the third and fourth calendar quarters and, consequently, sequentially lower revenues in the first calendar quarter.

     The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period, divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisition had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage for the quarter ended March 31, 1997 was approximately 78%.

     In addition to acquisitions, the Company seeks to expand its product offerings through internal product development. The Company has historically expensed internal development costs; however, based on the Company's current development plans, the Company anticipates capitalizing future internal product development costs incurred after technological feasibility has been established and prior to general product release. Capitalized development costs totaled $119,000, net of accumulated amortization, at March 31, 1997.

     As a result of the application of a portion of the net proceeds of the Company's initial public offering to repay indebtedness in the quarter ended March 31, 1997, the Company incurred a one-time, non-recurring, non-cash charge of $806,000 with respect to accelerated amortization of original issue discount on certain Senior Subordinated Notes and related deferred financing costs.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:


                                               THREE MONTHS
                                                  ENDED
                                                MARCH 31,
                                                ---------
STATEMENT OF OPERATIONS:                      1997     1996
                                              ----     ----
Revenue                                       100%     100%
Salaries, wages and benefits                   66       71
Other operating expenses                       24       23
Depreciation and amortization                   8        6
Acquired in-process research and
  development costs                             -     (392)
                                              ----    -----
Operating income (loss)                         2     (392)
Interest income (expense), net                  1       (3)
                                              ----    -----
Income (loss) before extraordinary item         3     (395)
Extraordinary item                            (30)       0
                                              ----    -----
Net loss                                      (27)%   (395)%
                                              ====    =====

     QUARTER  ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

     Revenue. Revenue for the three months ended March 31, 1997 was $2.6 million, an increase of $1.1 million or 68% over the same period in 1996. The increase was primarily the result of the Company's 1996 acquisition of
PracticeMatch.    PracticeMatch was included for the full quarter in 1997
compared to a partial quarter in 1996. The incremental increase attributable to PracticeMatch was $832,000, or 78% of the total increase. The Company's revenue, giving pro forma effect to the PracticeMatch acquisition as if it had occurred on January 1, 1996, increased 11% for the three months ended March 31, 1997 over the same period in 1996.

     Salaries, wages and benefits. Salaries, wages and benefits for the three months ended March 31, 1997 were $1.8 million, an increase of $641,000 or 57% over the same period in 1996. This increase was primarily the result of the Company's 1996 acquisition of PracticeMatch as well as increased expenses related to new sales, marketing and administrative personnel hired to enhance the Company's corporate infrastructure. Salaries, wages and benefits decreased as a percentage of revenue to 66% for the three months ended March 31, 1997 as compared to 71% for the same period in 1996. This decrease resulted primarily from leveraging the personnel investments made during 1996 as revenue increased through both acquisitions and internal growth.

     Other operating expenses. Other operating expenses for the three months ended March 31, 1997 were $646,000, an increase of $290,000 or 81% over the same period in 1996. This increase was primarily the result of
the Company's 1996 acquisition of PracticeMatch.   Other operating expenses
as a percentage of revenue increased slightly to 24% for the three months ended March 31, 1997 as compared to 23% for the same period in 1996.

     Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 1997 were $201,000, an increase of $105,000 or 109% over the same period in 1996. This increase was primarily the result of the Company's acquisition of PracticeMatch and technology investments made in 1996. As a percentage of revenue, depreciation and amortization increased to 8% for the three months ended March 31, 1997 as compared to 6% for the same period in 1996. This increase was a result of increased capital expenditures in 1996 for upgrading and adding computer hardware, software and telecommunications equipment, primarily associated with the acquired businesses.

     Acquired in-process research and development costs. Acquired in-process research and development costs for the three months ended March 31, 1997 were $0, a decrease of $6.2 million or 100% over the same period in 1996. As discussed above, in connection with the acquisitions of Formations and PracticeMatch the Company acquired the ongoing research and development activities of each entity. At the effective date of each acquisition the Company recorded non-recurring charges resulting from expensing acquired in-process research and development costs.

     Net interest income(expense). Net interest income for the three months ended March 31, 1997 was $41,000, compared to net interest expense of $52,000 for the same period in 1996. The improvement was a result of the interest income earned on the net proceeds from the Company's initial public offering and the decrease in interest expense resulting from the repayment of debt with proceeds from the initial public offering.

     Extraordinary items. The Company recorded extraordinary items for the three months ended March 31, 1997 of $806,000 related to a one-time, non-recurring, non-cash charge for bond discount and debt issue cost associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering of Common Stock in January 1997 and received approximately $22.8 million in net proceeds. Approximately $9.1 million of these net proceeds were used to repay a senior subordinated note and certain notes issued in connection with the Company's acquisition of PracticeMatch, to pay accrued dividends on the Company's Series A and Series B Convertible Preferred Stock and to repay a bridge loan provided by NationsBank. The Company intends to use the balance of the net proceeds of its initial public offering, approximately $13.7 million, for working capital and general corporate purposes, including potential acquisitions of healthcare information businesses and development of new products.

     In addition, in March 1997, NationsBank and the Company entered into a Credit Agreement under which a $10.0 million revolving credit facility (the "NationsBank Revolver") is available to the Company. The NationsBank
Revolver is secured by substantially all of the Company's assets. Under the terms of the NationsBank Revolver the Company may, subject to customary terms, conditions and covenants, borrow up to $10.0 million to fund working capital needs as well as new product development and acquisitions. The Credit Agreement for the NationsBank Revolver provides that the NationsBank Revolver will bear interest at varying rates based on LIBOR and NationsBank's prime rate and will mature on March 28, 1999. Under the terms of the NationsBank Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts, and consummation of certain mergers and acquisitions without the consent of the lender. Financial covenants include, but are not limited to, maintaining debt to capitalization ratios, minimum net worth ratios, debt service coverage ratios and cash flow leverage ratios.

     The Company currently has no specific plans with respect to the use of the remaining $13.7 million of the net proceeds of its initial public offering or the NationsBank Revolver, and the Company's cash flow from operations has generally been sufficient to fund liquidity needs of the Company other than acquisitions and new product development. The Company anticipates that borrowings under the NationsBank Revolver and the remaining net proceeds of the initial public offering will be used principally for working capital and general corporate purposes, for potential acquisitions of complementary businesses or products in the healthcare information industry and for the development of additional products. Although the Company continually seeks suitable acquisition candidates with complementary businesses and products in the healthcare information industry, it is not currently a party to any definitive agreement or letter of intent regarding any acquisition. Pending the application of the net proceeds as described above, the Company has invested the remaining net proceeds of its initial public offering in short-term, interest-bearing, investment-grade securities.

     In January 1996, the Company and HealthPlan Services Corporation ("HPSC") entered into a Securities Purchase Agreement, under which HPSC purchased 280,623 shares of Series B Convertible Preferred Stock for $2.0 million and agreed to purchase up to $10.0 million in original principal amount of Senior Subordinated Notes. In connection with the issuance of the Senior Subordinated Notes, the Company agreed to issue warrants to purchase up to 432,101 shares of Common Stock. In March 1996, the Company issued $6.9 million in original principal amount of the Senior Subordinated Notes to HPSC and warrants to purchase 298,150 shares of Common Stock. The Company used $1.5 million of the proceeds from the sale of Series B Convertible Preferred Stock to complete the acquisition of Formations. Medirisk used approximately $5.4 million of the proceeds from the issuance of the Senior Subordinated Notes to complete the acquisition of PracticeMatch. In addition, in connection with the PracticeMatch acquisition, the Company issued acquisition notes to the sellers in an aggregate amount of $1.1 million. The HPSC Senior Subordinated Note, a NationsBank bridge loan and the acquisition notes were repaid in full upon the completion of the Company's initial public offering in January 1997. Upon such repayment, HPSC's obligation to purchase additional Senior Subordinated Notes terminated.

     The Company has working capital of $12.6 million as of March 31, 1997 as compared to a working capital deficit of $2.5 million as of December 31, 1996. This increase is due primarily to the receipt of the net proceeds of the Company's initial public offering.

     Net cash provided by operating activities totaled $146,000 for the three months ended March 31, 1997 as compared to $226,000 for the same period in 1996. The decrease of $80,000 was the result of timing of payments related to accounts payable and accrued expenses.

     Net cash used in investing activities was $103,000 for the three months ended March 31, 1997 as compared to $6.5 million for the same period in 1996. In 1996, $6.4 million was used to fund the acquisition of Formations and PracticeMatch. No acquisitions were made in the same period in 1997.

     Net cash provided by financing activities was $13.5 million for the three months ended March 31, 1997 as compared to $8.3 million for the same period in 1996. As previously discussed, in 1997 the Company retained $13.7 million of the net proceeds from its initial public offering, and the cash provided in 1996 resulted from the net proceeds under the HPSC Securities Purchase Agreement.

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

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management, and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Uncertainty and Consolidation in the Health Care Industry; Risks of Rapid Technological Change; Intense Competition; Risks of Customer Concentration; Potential for System Defects; Concentration of Ownership; Dependence on Key Personnel; Variable Quarterly Operating Results and Seasonality; No Prior Public Market and Possible Volatility of Stock Price; Potential Adverse Effects of Substantial Number of Shares Eligible for Future Sale; Adverse Impact of Anti-takeover Provisions; No Dividends; and Risks Associated with Unspecified Use of Proceeds. For a more complete discussion of these factors, please see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended, as originally filed with the Commission on September 28, 1996, Registration Number 33-12311.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Registrant currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore, the Registrant has no "market risk sensitive instruments," and no disclosure is required under this Item.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       11 - Statements of Computation of Per Share Loss.

       27 - Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K

     During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Medirisk, Inc.




May 13, 1997                  By:/s/ Kenneth M. Goins, Jr.
                                 ------------------------------------
                                 Kenneth M. Goins, Jr.
                                 Executive Vice President
                                 Chief Financial Officer
                                 (duly authorized and principal
                                        financial officer)

                                 EXHIBIT INDEX



Exhibit
Number                 Description
-------                -----------

 11                    Statements of Computation of Per Share Loss

 27                    Financial Data Schedule (for SEC use only).