Form 10-Q
period 1997-06-30
MEDIRISK INC
filed 1997-08-14
CIK 927456

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


 x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1997.

                                     Or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934.
For the transition period from _______________ to ______________.


                      Commission file number 000-27056


                               Medirisk, Inc.
           (Exact name of registrant as specified in its charter)


                 Delaware                                                    58-2256400
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

Two Piedmont Center, Suite 400, 3565 Piedmont Rd.,  Atlanta, Georgia              30305
--------------------------------------------------------------------------------------------------------
         (Address of principal executive office)                                 (Zip code)

Registrant's Telephone Number Including Area Code: (404) 364-6700
                                                   -----------------------------

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

         The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value as of August 11, 1997 was 4,164,434.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       MEDIRISK, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED  BALANCE SHEETS

(Amounts in thousands)

                                                                                           (UNAUDITED)       (AUDITED)
                                                                                             6/30/97         12/31/96
                                                                                             -------         --------
                   CURRENT ASSETS
                     Cash and cash equivalents                                               $ 9,195         $  447
                      Accounts receivable, less allowance for
                        doubtful accounts of $158 and $97 at
                        June 30, 1997 and December 31, 1996, respectively                      1,534          1,428
                      Prepaid expenses                                                           584            921
                      Other current assets                                                       547            175
                                                                                             -------         ------
                          Total current assets                                                11,860          2,971

                   Property and equipment                                                      2,242          1,736
                      Less accumulated depreciation and amortization                           1,125            893
                                                                                             -------         ------
                      Property and equipment, net                                              1,117            843

                   Excess of cost over net assets of businesses
                      acquired, less accumulated amortization
                      of $302 and $180 at June 30, 1997
                      and December 31, 1996, respectively                                      4,387          3,128
                   Intangible assets, less accumulated amortization
                      of $167 and $89 at June 30, 1997
                      and December 31, 1996, respectively                                      1,295            431
                   Software development costs, less accumulated
                      amortization of $39 and $20 at June 30,
                      1997 and December 31, 1996, respectively                                   317            101
                   Other assets                                                                  137            982
                                                                                             -------         ------
                        Total other assets                                                     6,136          4,642

                        Total assets                                                         $19,113         $8,456
                                                                                             =======         ======

                       MEDIRISK, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED  BALANCE SHEET

(Amounts in thousands, except per share data)


                                                                                            (UNAUDITED)     (AUDITED)
                                                                                              6/30/97        12/31/96
                                                                                              -------        --------
                 CURRENT LIABILITIES
                    Accounts payable                                                         $    287        $   639
                    Accrued expenses                                                              855            449
                    Current installments of long-term debt and
                     obligations under capital leases                                             217          1,842
                    Deferred revenue                                                            2,278          2,536
                                                                                             --------        -------
                        Total current liabilities                                               3,637          5,466

                 Long-term debt and obligations under capital leases,
                     excluding current installments                                               203          7,195
                 Dividends payable                                                                 --            618
                                                                                             --------        -------
                        Total liabilities                                                       3,840         13,279

                 STOCKHOLDERS' EQUITY (DEFICIT):
                    Series A convertible preferred stock, $.001 par value,
                      3,000 shares authorized;  1,292 issued and
                      outstanding shares at December 31, 1996                                      --              1
                    Series B convertible preferred stock, $.001 par value;
                      400 shares authorized;  281 issued and
                      outstanding shares at December 31, 1996                                      --             --
                    Common stock - $.001 par value; 20,000 shares
                       authorized; 4,164 and 710 shares issued and outstanding
                       at June 30, 1997 and December 31, 1996, respectively                         4              1
                    Additional paid in capital                                                 28,350          4,972
                    Accumulated deficit                                                       (13,081)        (9,797)
                                                                                             --------        -------
                        Total stockholders' equity (deficit)                                   15,273         (4,823)

                        Total liabilities and stockholders' equity (deficit)                 $ 19,113        $ 8,456
                                                                                             ========        =======


    See accompanying notes to consolidated condensed financial statements.

                       MEDIRISK, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                               THREE MONTHS              SIX MONTHS
                                                                               ------------              ----------
                                                                              ENDED JUNE 30,            ENDED JUNE 30,
                                                                              --------------            --------------
                                                                              1997       1996          1997       1996
                                                                              ----       ----          ----       ----
Revenue                                                                     $ 3,243     $2,297       $ 5,893    $ 3,874
Salaries, wages and benefits                                                  1.718      1,637         3,480      2,758
Other operating expenses                                                        894        650         1,539      1,006
Depreciation and amortization                                                   249        226           450        322
Acquired in-process research and development costs                            3,100         --         3,100      6,180
                                                                            -------     ------       -------    -------

       Operating loss                                                        (2,718)      (216)       (2,676)    (6,392)
Interest income (expense), net                                                  157       (214)          197       (266)
Other expense                                                                    --        (37)           --        (37)
                                                                            -------     ------       -------    -------

       Loss before extraordinary item                                        (2,561)      (467)       (2,479)    (6,695)
                                                                            -------     ------       -------    -------

Extraordinary item - Loss on early extinguishment of  debt                       --         --          (806)        --
                                                                            -------     ------       -------    -------

       Net loss                                                              (2,561)      (467)       (3,285)    (6,695)

Series A and Series B convertible preferred stock dividend                       --         50            25        101
requirement                                                                 -------     ------       -------    -------


       Net loss attributable to common stock                                $(2,561)    $ (517)      $(3,310)   $(6,796)
                                                                            =======     ======       =======    =======
Net loss per share:
       Loss before extraordinary item                                       $ (0.63)    $(0.23)      $ (0.68)   $ (3.06)
       Extraordinary loss on early extinguishment of debt                        --         --       $ (0.22)        --
                                                                            -------     ------       -------    -------

       Net loss per share of common stock                                   $ (0.63)    $(0.23)      $ (0.90)   $ (3.06)
                                                                            =======     ======       =======    =======
Weighted average number of common shares outstanding                          4,051      2,217         3,658      2,217
                                                                            =======     ======       =======    =======

    See accompanying notes to consolidated condensed financial statements.

                       MEDIRISK, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

(Amounts in thousands)

                                                                                               SIX MONTHS
                                                                                               ----------
                                                                                             ENDED JUNE 30,
                                                                                             --------------

                                                                                            1997        1996
                                                                                            ----        ----
                 Cash flows from operating activities:
                   Net loss                                                                $(3,285)   $(6,695)
                   Adjustments to reconcile net loss to net cash
                      used in operating activities:
                     Acquired in-process research and development costs                      3,100      6,180
                     Depreciation and amortization                                             450        322
                     Other                                                                      --        136
                     Loss on early extinguishment of debt                                      806         --
                     Decrease (increase) in:
                        Accounts receivable                                                    257        101
                        Other assets                                                            80       (133)
                     Increase (decrease) in:
                        Accounts payable                                                      (504)       (23)
                        Accrued expenses and other liabilities                                (458)        68
                        Deferred revenue                                                      (938)       (55)
                                                                                           -------    -------
                          Net cash used in operating activities                               (492)       (99)
                                                                                           -------    -------
                 Cash flows from investing activities:
                   Acquisition of businesses, net of cash acquired                          (3,533)    (6,985)
                   Purchases of property and equipment                                        (253)       (41)
                   Additions to software development costs                                    (242)      (109)
                   Loan to Officer                                                               0       (113)
                                                                                           -------    -------
                          Net cash used in investing activities                             (4,028)    (7,248)
                                                                                           -------    -------

                 Cash flows from financing activities:
                   Proceeds from issuance of common stock                                   22,614          8
                   Proceeds from issuance of Series B conv. pref. stock                         --      2,000
                   Payments for Series B conv. pref. stock issuance costs                       --       (221)
                   Payments of dividends                                                      (643)        --
                   Proceeds from issuance of long-term debt, related party                      --      6,900
                   Payments of debt issuance costs                                              --       (345)
                   Payments on long-term debt and obl. under capital leases                 (8,726)      (151)
                   Repayment of note receivable from stockholder                                23         14
                                                                                           -------    -------
                          Net cash provided by financing activities                         13,268      8,205
                                                                                           -------    -------
                          Net increase in cash and cash equivalents                          8,748        858
                 Cash and cash equivalents at beginning of period                              447        289
                                                                                           -------    -------

                 Cash and cash equivalents at end of period                                $ 9,195    $ 1,147
                                                                                           =======    =======

    See accompanying notes to consolidated condensed financial statements

                       MEDIRISK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.       GENERAL:

         The consolidated condensed financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. for the year ended December 31, 1996.

2.       MAJOR CUSTOMERS:

         One customer accounted for 15% of the Company's revenue for the six months ended June 30, 1997 and 1996.

3.       LOSS PER SHARE OF COMMON STOCK:

         Loss per share of Common Stock for all periods presented are based on the weighted average shares of Common Stock outstanding. Loss per share does not include the effect of outstanding Common Stock equivalents because the effect is antidilutive. The three and six months ended June 30, 1996 weighted average shares outstanding assumes the conversion of the Company's Series A and Series B Convertible Preferred Stock into Common Stock.

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

6.       INITIAL PUBLIC OFFERING:

         In January 1997, the Company sold 2,300,000 shares of its Common Stock in an initial public offering in which it received approximately $22,626,000, net of offering costs of approximately $903,000. As a result of the consummation of the offering, the Company's Series A and Series B Convertible Preferred Stock were converted into 1,021,809 shares of Common Stock. In addition, all of the Company's accrued dividends and debt, excluding obligations under capital leases, were repaid.

7.       ACQUISITION

         Effective June 1, 1997 the Company acquired all of the shares of CIVS, Inc., a Rockville, Maryland-based provider of credentialling services to hospitals and managed care organizations, for $3.5 million in cash and 129,166 shares of the Company's Common Stock at a price of $7.50 per share. The Company recorded the acquisition using the purchase method of accounting with $3.1 million of the purchase price allocated to acquired in-process research and development costs and charged to the consolidated statement of operations on June 30, 1997.

         The unaudited pro forma results of operations of the Company for the six months ended June 30, 1997 and 1996 as if the acquisition described above had been effective January 1, 1996 is summarized as follows:

                                                                                         SIX MONTHS
                                                                              --------------------------------
                                                                                       ENDED JUNE 30,
                                                                              --------------------------------
                                                                                   1997               1996
                                                                              -------------      -------------
Revenue                                                                          $ 7,012            $ 5,077

Loss before extraordinary item                                                    (3,146)            (6,836)
Extraordinary item - Loss on early extinguishment of debt                           (806)                --
                                                                                 -------            -------
  Net loss                                                                        (3,952)            (6,836)

Series A and Series B convertible preferred stock dividend requirement                25                101
                                                                                 -------            -------
Net loss attributable to common stock                                             (3,977)            (6,937)
                                                                                 =======            =======

Net loss per share:
Loss before extraordinary item                                                   $ (0.83)           $ (2.92)
Extraordinary item - Loss on early extinguishment of debt                        $ (0.21)                --
Series A and Series B convertible preferred stock dividend requirement           $ (0.01)           $ (0.04)
                                                                                 -------            -------

Net loss per share of common stock                                               $ (1.05)           $ (2.96)
                                                                                 =======            =======

Weighted average number of common shares outstanding                               3,778              2,346

         The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the date indicated nor are they necessarily indicative of the results of future operations.

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

         The Company acquired Staff-Link, Inc. ("Staff-Link") and CIVS, Inc. ("CIVS") in May and June of 1997, respectively. Staff-Link was an asset purchase that provided the Company with an additional customer base for the physician database products. CIVS provides cost-effective and efficient services for the verification of healthcare provider credentials. As a result of these various acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods.

         In connection with these acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies. The Company recorded amortization expense relative to intangible assets of $118,000 and $91,000 for the three months ended and $199,000 and $119,000 for the six months ended June 30, 1997 and 1996, respectively.

         Also in connection with these acquisitions, the Company recorded non-recurring charges related to in-process research and development costs of approximately $1.0 million for Formations, $5.1 million for PracticeMatch and $3.1 million for CIVS. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk adjusted weighted average cost of capital of 19% for Formations, 20% for PracticeMatch and 25% for CIVS), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist.

         Medirisk's products are licensed pursuant to single-year and multi-year agreements. Revenue from licenses of financial products is recognized upon the delivery of the data and, in the case of multi-year agreements, on the anniversary of the date of delivery. Revenue from licenses of clinical performance products is recognized over the life of the contract as services are performed. Revenue from licenses of physician database products is recognized ratably over the life of the customer contract. All other revenue, including training, consulting fees and other miscellaneous services, is recognized upon the performance of the applicable services. Because a higher proportion of financial products historically have been licensed in the second half of the year, the Company may experience sequentially higher revenue in the third and fourth calendar quarters and, consequently, sequentially lower revenues in the first and second calendar quarters.

         The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period, divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisition had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage for the three months ended June 30, 1997 was approximately 80% and approximately 79% for the six months ended June 30, 1997.

         In addition to acquisitions, the Company seeks to expand its product offerings through internal product development. The Company capitalizes internal product development costs incurred after technological feasibility has been established and prior to general product release. Capitalized development costs totaled $317,000, net of accumulated amortization, at June 30, 1997.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                            THREE MONTHS        SIX MONTHS
                                                                                ENDED             ENDED
                                                                               JUNE 30,          JUNE 30,
                                                                            -------------      -------------
                 STATEMENT OF OPERATIONS:                                    1997    1996      1997     1996
                                                                            -----    ----      ----     ----
                 Revenue                                                    100 %    100 %     100 %      100%
                 Salaries, wages and benefits                                53       71        59        71
                 Other operating expenses                                    27       28        26        26
                 Depreciation and amortization                                8       10         8         8
                 Acquired in-process research and
                    development costs                                        96       --        52       160
                                                                            ---      ---       ---      ----
                 Operating loss                                             (84)      (9)      (45)     (165)
                 Interest and other income (expense), net                     5      (11)        3        (8)
                                                                            ---      ---       ---      ----

                 Loss before extraordinary item                             (79)     (20)      (42)     (173)

                 Extraordinary item                                          --       --       (14)       --
                                                                            ---      ---       ---      ----
                 Net loss                                                   (79)%    (20)%     (56)%    (173)%
                                                                            ===      ===       ===      ====

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

         Revenue. Revenue for the three months ended June 30, 1997 was $3.2 million, an increase of $946,000 or 41% over the same period in the prior year. The increase was primarily the result of internal growth and incremental revenue attributable to the CIVS acquisition.

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended June 30, 1997 were $1.7 million, an increase of $81,000 or 5% over the same period in the prior year. Salaries, wages and benefits as a percentage of revenue decreased to 53% from 71% in the same period in the prior year. This decrease resulted primarily from leveraging the personnel investments made during 1996 as revenue increased through both internal growth and acquisitions.

         Other operating expenses. Other operating expenses for the three months ended June 30, 1997 were $894,000, an increase of $244,000 or 38% over the same period in the prior year. The acquisition of CIVS accounted for the majority of the increase and the remainder was primarily related to costs to maintain a public company. Other operating expenses decreased as a percentage of revenue to 27% as compared to 28% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 1997 were $249,000, an increase of $23,000 or 11% over the same period in the prior year. The increase was primarily the result of the goodwill amortization associated with the acquisitions of CIVS and Staff-Link. Depreciation and amortization as a percentage of revenue decreased to 8% as compared to 10% in the same period in the prior year.

         Acquired in-process research and development costs. Acquired in-process research and development costs for the three months ended June 30, 1997 were $3.1 million as compared to $0 in the same period in the prior year. As discussed above, in connection with the acquisition of CIVS the Company acquired the ongoing research and development activities of the entity. At the effective date of the acquisition the Company recorded non-recurring charges resulting from expensing acquired research and development costs.

         Interest income (expense), net. Net interest income for the three months ended June 30, 1997 was $157,000, compared to net interest expense of $214,000 for the same period in the prior year. The improvement is primarily due to the income earned on the net proceeds from the Company's initial public offering and the decrease in interest expense resulting from the repayment of debt with proceeds from the initial public offering.

       SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenue. Revenue for the six months ended June 30, 1997 was $5.9 million, an increase of $2.0 million or 52% over the same period in the prior year. The increase was primarily the result of the Company's March 1996 acquisition of PracticeMatch and the June 1997 acquisition of CIVS. PracticeMatch was included for the full six months in 1997 compared to a partial six months in the prior year. The remainder of the revenue increase was attributable to internal growth.

         Salaries, wages and benefits. Salaries, wages and benefits for the six months ended June 30, 1997 were $3.5 million, an increase of $722,000 or 26% over the same period in the prior year. This increase was primarily the result of the Company's acquisitions of PracticeMatch and CIVS, as well as increased expenses related to new sales, marketing and administrative personnel hired to enhance the Company's corporate infrastructure. Salaries, wages and benefits decreased as a percentage of revenue to 59% for the six months ended June 30, 1997 as compared to 71% for the same period in the prior year. This decrease resulted primarily from leveraging the personnel investments made during 1996 as revenue increased through both acquisitions and internal growth.

         Other operating expenses. Other operating expenses for the six months ended June 30, 1997 were $1.5 million, an increase of $533,000 or 53% over the same period in the prior year. This increase was primarily the result of the Company's acquisitions of PracticeMatch and CIVS. Other operating expenses as a percentage of revenue remained at 26% for the six months ended June 30, 1997 and the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the six months ended June 30, 1997 were $450,000, an increase of $128,000 or 40% over the same period in the prior year. This increase was primarily the result of the Company's acquisition of PracticeMatch and technology investments made in 1996. As a percentage of revenue, depreciation and amortization remained at 8% for the six months ended June 30, 1997 and 1996.

         Acquired in-process research and development costs. Acquired in-process research and development costs for the six months ended June 30, 1997 were $3.1 million, a decrease of $3.1 million or 50% over the same period in the prior year. As discussed above, in connection with the acquisitions of Formations, PracticeMatch and CIVS the Company acquired the ongoing research and development activities of each entity. At the effective date of each acquisition the Company recorded non-recurring charges resulting from expensing acquired in-process research and development costs.

         Interest income(expense), net. Net interest income for the six months ended June 30, 1997 was $197,000, compared to net interest expense of $266,000 for the same period in the prior year. The improvement was a result of the interest income earned on the net proceeds from the Company's initial public offering and the decrease in interest expense resulting from the repayment of debt with proceeds from the initial public offering.

         Extraordinary items. The Company recorded an extraordinary loss for the six months ended June 30, 1997 of $806,000 related to a one-time, non-recurring, non-cash charge for bond discount and debt issue cost associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed its initial public offering of Common Stock in January 1997 and received approximately $22.6 million in net proceeds. Approximately $9.1 million of these net proceeds were used to repay a senior subordinated note and certain notes issued in connection with the Company's acquisition of PracticeMatch, to pay accrued dividends on the Company's Series A and Series B Convertible Preferred Stock and to repay a bridge loan provided by NationsBank. The Company intends to use the balance of the net proceeds of its initial public offering for working capital and general corporate purposes, including potential acquisitions of healthcare information businesses and development of new products.

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

         In June of 1997 the Company acquired CIVS for $3.5 million in cash and 129,166 shares of the Company's Common Stock. The Company also anticipates direct deal costs of $175,000 and $300,000 of integration costs will be incurred through the balance of the year.

         The Company currently has no specific plans with respect to the use of the remaining $8.4 million of the net proceeds of its initial public offering or the NationsBank Revolver, and the Company's cash flow from operations has generally been sufficient to fund liquidity needs of the Company other than acquisitions and new product development. The Company anticipates that borrowings under the NationsBank Revolver and the remaining net proceeds of the initial public offering will be used principally for working capital and general corporate purposes, for potential acquisitions of complementary businesses or products in the healthcare information industry and for the development of additional products. Although the Company continually seeks suitable acquisition candidates with complementary businesses and products in the healthcare information industry, it is not currently a party to any definitive agreement or letter of intent regarding any acquisition. Pending the application of the net proceeds as described above, the Company has invested the remaining net proceeds of its initial public offering in short-term, interest-bearing, investment-grade securities.

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

         The Company has working capital of $8.2 million as of June 30, 1997 as compared to a working capital deficit of $2.5 million as of December 31, 1996. This increase is due primarily to the receipt of the net proceeds of the Company's initial public offering.

         Net cash used by operating activities totaled $492,000 for the six months ended June 30, 1997 as compared to $99,000 for the same period in the prior year. The increase in cash used of $393,000 was primarily the result of timing of customer payments related to the deferred revenue.

         Net cash used in investing activities was approximately $4.0 million for the six months ended June 30, 1997 as compared to $7.2 million for the same period in the prior year. In 1996, $7.0 million was used to fund the acquisition of Formations and PracticeMatch,. while $3.6 million was used to fund the acquisitions of CIVS and Staff-Link in the same period in 1997.

         Net cash provided by financing activities was $13.3 million for the six months ended June 30, 1997 as compared to $8.2 million for the same period in the prior year. As previously discussed, in 1997 the Company retained $13.7 million of the net proceeds from its initial public offering, and the cash provided in 1996 resulted from the net proceeds under the HPSC Securities Purchase Agreement.

         After the application of the net proceeds from its initial public offering, the Company believes that the remaining proceeds, borrowings under the NationsBank Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company's operations for the near term. The Company's future liquidity and cash requirements will depend on a wide range of factors, including development costs associated with new products, enhancements of existing products, and acquisitions. Although the Company has no present commitments or agreements regarding acquisitions, the Company's strategy is to acquire additional complementary products and businesses. If the proceeds of the Offering, borrowings under the NationsBank Revolver and cash flow from operations are not sufficient to fund such acquisitions, the Company will be required to seek additional financing, and there can be no assurance that such financing will be available in amounts and at terms acceptable to the Company.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.=

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                 11 - Statements of Computation of Per Share Loss.

                 27 - Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K; however, on July 9, 1997, the Company filed a report on Form 8-K to report the acquisition of all of the capital stock of CIVS, Inc., which acquisition was consummated June 24, 1997.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Medirisk, Inc.



August 14, 1997                            By: /s/
                                               ---------------------------------
                                               Kenneth M. Goins, Jr.
                                               Executive Vice President
                                               Chief Financial Officer
                                               (duly authorized and principal
                                               financial officer)

                                EXHIBIT INDEX


 Exhibit
 Number                    Description
 ------                    -----------
  11                      Statements of Computation of Per Share Loss

  27                      Financial Data Schedule (for SEC use only)