Form 10-Q
period 1997-09-30
MEDIRISK INC
filed 1997-11-14
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1997.

                                       Or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.
For the transition period from                 to               .
                               ---------------    --------------

                        Commission file number 000-27056


                                 Medirisk, Inc.
             (Exact name of registrant as specified in its charter)


     Delaware                                                  58-2256400
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


Two Piedmont Center, Suite 400, 3565 Piedmont Rd.,  Atlanta, Georgia    30305
--------------------------------------------------------------------------------
      (Address of principal executive office)                         (Zip code)

Registrant's Telephone Number Including Area Code:  (404) 364-6700
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  x   No
                                                 ---     ---

     The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value as of November 11, 1997 was 4,180,355.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        MEDIRISK, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED  BALANCE SHEETS

(Amounts in thousands)


                                                    (UNAUDITED)   (AUDITED)
                                                      9/30/97     12/31/96
                                                    -----------   ---------
CURRENT ASSETS
  Cash and cash equivalents                           $ 5,337      $  447
  Accounts receivable, less allowance for
    doubtful accounts of $215 and $97 at
    September 30, 1997 and December 31, 1996,
    respectively                                        1,898       1,428
  Prepaid expenses                                        686         921
  Other current assets                                    709         175
                                                      -------      ------
    Total current assets                                8,630       2,971

Property and equipment                                  2,579       1,736
  Less accumulated depreciation and amortization        1,271         893
                                                      -------      ------
  Property and equipment, net                           1,308         843
Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $410 and $180 at September 30, 1997
  and December 31, 1996, respectively                   7,124       3,128
Intangible assets, less accumulated amortization
  of $249 and $89 at September 30, 1997
  and December 31, 1996, respectively                   1,414         431
Software development costs, less accumulated
  amortization of $55 and $20 at September 30,
  1997 and December 31, 1996, respectively                734         101
Other assets                                              146         982
                                                      -------      ------
    Total other assets                                  9,418       4,642

    Total assets                                      $19,356      $8,456
                                                      =======      ======

                        MEDIRISK, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED  BALANCE SHEETS

(Amounts in thousands, except per share data)


                                                                 (UNAUDITED)  (AUDITED)
                                                                   9/30/97    12/31/96
                                                                 -----------  ---------
CURRENT LIABILITIES
 Accounts payable                                               $    401       $    639
 Accrued expenses                                                  1,129            449
 Current installments of long-term debt and
  obligations under capital leases                                   195          1,842
 Deferred revenue                                                  2,056          2,536
                                                                --------       --------
   Total current liabilities                                       3,781          5,466

Long-term debt and obligations under capital leases,
 excluding current installments                                      164          7,195
Dividends payable                                                     --            618
Other liabilities                                                     10             --
                                                                --------       --------
   Total liabilities                                               3,955         13,279

STOCKHOLDERS' EQUITY (DEFICIT):
 Series A convertible preferred stock, $.001 par value,
  3,000 shares authorized;  1,292 issued and
  outstanding shares at December 31, 1996                             --              1
Series B convertible preferred stock, $.001 par value;
 400 shares authorized;  281 issued and
 outstanding shares at December 31, 1996                              --             --
Common stock - $.001 par value; 20,000 shares
 authorized; 4,180 and 710 shares issued and outstanding
 at September 30, 1997 and December 31, 1996, respectively             4              1
Additional paid in capital                                        28,460          4,972
Accumulated deficit                                              (13,063)        (9,797)
                                                                --------       --------
   Total stockholders' equity (deficit)                           15,401         (4,823)

Total liabilities and stockholders' equity (deficit)            $ 19,356       $  8,456
                                                                ========       ========

     See accompanying notes to consolidated condensed financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(Amounts in thousands, except per share data)


                                                                    THREE MONTHS                    NINE MONTHS
                                                               -----------------------        -----------------------
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               ------------------------       -----------------------
                                                                  1997            1996          1997           1996
                                                                  ----            ----          ----           ----
Revenue                                                         $  4,677       $  2,380       $ 10,570       $  6,254
Salaries, wages and benefits                                       2,036          1,630          5,517          4,388
Other operating expenses                                           1,309            579          2,848          1,585
Depreciation and amortization                                        352            228            802            550
Acquired in-process research
 and development costs and integration costs                       1,064             --          4,164          6,180
                                                                --------       --------       --------       --------

    Operating loss                                                   (84)           (57)        (2,761)        (6,449)

Interest income (expense), net                                       103           (216)           301           (482)
Other expense                                                         --             (3)            --            (40)
Income taxes                                                          --             --             --             --
                                                                --------       --------       --------       --------

    Net income (loss) before extraordinary item                       19           (276)        (2,460)        (6,971)
                                                                --------       --------       --------       --------

Extraordinary item - Loss on early extinguishment of  debt            --             --           (806)            --
                                                                --------       --------       --------       --------

Net income (loss)                                                     19           (276)        (3,266)        (6,971)
Series A and Series B convertible preferred stock dividend
 requirement                                                          --             51             25            151
                                                                --------       --------       --------       --------

    Net income (loss) applicable to common stock                $     19       $   (327)      $ (3,291)      $ (7,122)
                                                                ========       ========       ========       ========
Net income (loss) per share:
    Income (loss) before extraordinary item                     $   0.00       $  (0.15)      $  (0.65)      $  (3.25)
    Extraordinary loss on early extinguishment of debt                --             --       $  (0.21)            --
                                                                --------       --------       --------       --------

    Net income (loss) per share of common stock                 $   0.00       $  (0.15)      $  (0.86)      $  (3.25)
                                                                ========       ========       ========       ========

Weighted average number of common shares outstanding               4,964          2,191          3,829          2,191
                                                                ========       ========       ========       ========

     See accompanying notes to consolidated condensed financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Amounts in thousands)


                                                                   NINE MONTHS
                                                              ----------------------
                                                               ENDED SEPTEMBER 30,
                                                              ----------------------
                                                                   1997        1996
                                                              ---------   ---------
Cash flows from operating activities:
 Net loss                                                      $ (3,266)      $ (6,972)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Acquired in-process research and development costs              4,075          6,180
  Depreciation and amortization                                     811            550
  Other                                                              --            136
  Loss on early extinguishment of debt                              806             --
  Increase in:
   Accounts receivable                                             (108)          (213)
   Other assets                                                    (230)          (578)
  Increase (decrease) in:
   Accounts payable                                                (394)          (129)
   Accrued expenses and other liabilities                          (510)           528
   Deferred revenue                                              (1,160)          (108)
                                                               --------       --------
   Net cash provided by (used in) operating activities               24           (606)
                                                               --------       --------

Cash flows from investing activities:
 Acquisition of businesses, net of cash acquired                 (7,114)        (6,925)
 Purchases of property and equipment                               (552)          (114)
 Additions to software development costs                           (675)          (114)
 Loan to Officer                                                     --           (113)
                                                               --------       --------
   Net cash used in investing activities                         (8,341)        (7,266)
                                                               --------       --------

Cash flows from financing activities:
 Proceeds from issuance of common stock                          22,614              9
 Proceeds from issuance of Series B conv. pref. stock                --          2,000
 Payments for Series B conv. pref. stock issuance costs              --           (221)
 Payments of dividends                                             (643)            --
 Proceeds from issuance of long-term debt, related party             --          6,900
 Payments of debt issuance costs                                     --           (345)
 Payments on long-term debt and obl. under capital leases        (8,787)          (242)
 Repayment of note receivable from stockholder                       23             14
                                                               --------       --------
   Net cash provided by financing activities                     13,207          8,115
                                                               --------       --------
   Net increase in cash and cash equivalents                      4,890            243
Cash and cash equivalents at beginning of period                    447            289
                                                               --------       --------
Cash and cash equivalents at end of period                     $  5,337       $    532
                                                               ========       ========

     See accompanying notes to consolidated condensed financial statements

                        MEDIRISK, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   GENERAL:

     The consolidated condensed financial statements as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

     These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. for the year ended December 31, 1996.

2.   MAJOR CUSTOMERS:

     One customer accounted for 14% and 13% of the Company's revenue for the nine months ended September 30, 1997 and 1996, respectively.

3.   INCOME (LOSS) PER SHARE OF COMMON STOCK:

     Income (loss) per share of Common Stock for all periods presented are based on the weighted average shares of Common Stock outstanding. Loss per share does not include the effect of outstanding Common Stock equivalents because the effect is antidilutive. For the three and nine months ended September 30, 1996, weighted average shares outstanding assumes the conversion of the Company's Series A and Series B Convertible Preferred Stock into Common Stock.

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

7.   ACQUISITIONS:

     Effective June 1, 1997 the Company acquired all of the shares of CIVS, Inc., a Rockville, Maryland-based provider of credentialling services to hospitals and managed care organizations, for $3.5 million in cash and 129,166 shares of the Company's Common Stock. The Company recorded the acquisition using the purchase method of accounting with $3.1 million of the purchase price allocated to acquired in-process research and development costs and charged to the consolidated statement of operations during the second quarter ended June 30, 1997.

     Effective August 1, 1997 the Company acquired all of the shares of CareData Reports, Inc. ("CareData"), a New York City-based healthcare data company which provides information concerning members' satisfaction with managed care to health plans, employers and pharmaceutical companies. The Company purchased CareData for $4.1 million in cash and 14,516 shares of Medirisk common stock. The Company recorded the acquisition using the purchase method of accounting with $975,000 of the purchase price allocated to acquired in-process research and development costs and charged to the consolidated statement of operations during the third quarter ended September 30, 1997.

     The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1997 and 1996 as if the acquisitions described above had been effective January 1, 1996 is summarized as follows:



                                                                      NINE MONTHS
                                                                      -----------
                                                                  ENDED SEPTEMBER 30,
                                                                  -------------------
                                                                  1997           1996
Revenue                                                         $ 12,300       $  8,927

Income (loss) before extraordinary item                              494         (7,422)
Extraordinary item - Loss on early extinguishment of debt           (806)            --
                                                                --------       --------
  Net loss                                                          (312)        (7,422)

Series A and Series B convertible preferred stock
dividend requirement                                                  25            151
                                                                --------       --------
Net loss attributable to common stock                               (337)        (7,573)
                                                                ========       ========

Net loss per share:
Income (loss) before extraordinary item                         $   0.12       $  (3.14)
Extraordinary item - Loss on early extinguishment of debt       $  (0.20)            --
Series A and Series B convertible preferred stock
dividend requirement                                            $  (0.01)      $  (0.06)
                                                                --------       --------

Net loss per share of common stock                              $  (0.09)      $  (3.20)
                                                                ========       ========

Weighted average number of common shares outstanding               3,954          2,365
                                                                ========       ========

     The unaudited proforma results do not reflect the charges for acquired in-process research and development costs discussed above or integration costs totalling $89,000 for the nine months ended September 30, 1997. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the date indicated nor are they necessarily indicative of the results of future operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Medirisk is a leading provider of proprietary databases and related decision-support software and analytical services to the healthcare industry. The Company's products and services enable payers and providers to make objective comparisons of the market and clinical performance of physician-mediated services to customer specific and industry benchmarks and to access information concerning the background and credentials of physicians. The Company's healthcare information products and services consist of market performance products, clinical performance products and physician credentials products. Prior to 1996, the Company provided only market performance products consisting of comprehensive, objective physician-related information regarding medical fees and healthcare utilization patterns to both payers and providers.

     In 1996, the Company undertook an acquisition strategy to expand its product offerings. The Company acquired Formations in Health Care, Inc. ("Formations") and PracticeMatch, Inc. ("PracticeMatch") in January and March 1996, respectively. Formations offers clinical performance products that allow customers to measure treatment outcomes across a range of care within a variety of medical specialties. PracticeMatch offers Physician credentials products to assist customers in cost-effective in-house physician recruiting.

     The Company acquired Staff-Link, Inc. ("Staff-Link") and CIVS, Inc. ("CIVS") in May and June of 1997, respectively. The acquisition of Staff-Link was accounted for as an asset purchase and provided the Company with an additional customer base for the physician credentials products. CIVS provides cost-effective and efficient services for the verification of healthcare provider credentials. The Company acquired CareData Reports, Inc. ("CareData") in August of 1997. CareData provides information concerning members' satisfaction with managed care to health plans, employers and pharmaceutical companies. As a result of these various acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods.

     In connection with these acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies. The Company recorded amortization expense relative to intangible assets of $190,000 and $70,000 for the three months ended and $389,000 and $189,000 for the nine months ended September 30, 1997 and 1996, respectively.

     Also in connection with these acquisitions, the Company recorded non-recurring charges related to in-process research and development costs of approximately $1.0 million for Formations, $5.1 million for PracticeMatch, $3.1 million for CIVS and $975,000 for CareData. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk adjusted weighted average cost of capital of 19% for Formations, 20% for PracticeMatch, 25% for CIVS and 29% for CareData), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist.

     Medirisk's products are licensed pursuant to single-year and multi-year agreements. Revenue from the sale of data is generally recognized upon delivery of the data. Revenue from licenses that provide for routine data shipments or access to data over a period of time are typically recognized over the life of the contract. Revenue from some licenses that provide exclusive rights over certain uses of data are recognized according to the cost to assimilate the data. All other revenue, including training, consulting fees and other miscellaneous services, is recognized upon the performance of the applicable services. Because a higher proportion of market performance products historically have been licensed in the second half of the year, the Company may experience sequentially higher revenue in the third and fourth calendar quarters and, consequently, sequentially lower revenues in the first and second calendar quarters.

     The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period, divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisition had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage for the three months ended September 30, 1997 was approximately 78% and approximately 79% for the nine months ended September 30, 1997.

     In addition to acquisitions, the Company seeks to expand its product offerings through internal product development. The Company capitalizes internal product development costs incurred after technological feasibility has been established and prior to general product release. Capitalized development costs totaled $734,000, net of accumulated amortization, at September 30, 1997.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:


                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              ------------------     -----------------
STATEMENT OF OPERATIONS:                       1997        1996        1997        1996
                                              -----       -----       -----       -----
Revenue                                        100%        100%        100%        100%
Salaries, wages and benefits                    43          69          52          70
Other operating expenses                        28          24          27          25
Depreciation and amortization                    8          10           8           9
Acquired in-process research and
 development costs and integration costs        23          --          39          99
                                              ----       -----       -----       -----
 Operating loss                                 (2)         (3)        (26)       (103)
Interest and other income (expense), net         2          (9)          3          (8)
                                              ----       -----       -----       -----
 Income (loss) before extraordinary item         0%        (12)        (23)       (111)
Extraordinary item                              --          --          (8)         --
                                              ----       -----       -----       -----
 Net income (loss)                               0%        (12)%       (31)%      (111)%
                                              ----       -----       -----       -----

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

     Revenue. Revenue for the three months ended September 30, 1997 was $4.7 million, an increase of $2.3 million or 97% over the same period in the prior year. The increase was primarily the result of incremental revenue attributable to the CIVS and CareData acquisitions and internal growth.

     Salaries, wages and benefits. Salaries, wages and benefits for the three months ended September 30, 1997 were $2.0 million, an increase of $406,000 or 25% over the same period in the prior year. Salaries, wages and benefits as a percentage of revenue decreased to 43% from 69% in the same period in the prior year. This decrease resulted primarily from leveraging the personnel investments made during 1996 as revenue increased through both acquisitions and internal growth.

     Other operating expenses. Other operating expenses for the three months ended September 30, 1997 were $1.3 million, an increase of $732,000 or 127% over the same period in the prior year. The acquisitions of CIVS and CareData accounted for the majority of the increase and the remainder was primarily related to costs associated with being a public company. Other operating expenses increased as a percentage of revenue to 28% as compared to 24% in the same period in the prior year.

     Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 1997 were $352,000, an increase of $124,000 or 55% over the same period in the prior year. The increase was primarily the result of the goodwill amortization associated with the acquisitions of CIVS, Staff-Link and CareData. Depreciation and amortization as a percentage of revenue decreased to 8% as compared to 10% in the same period in the prior year.

     Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs for the three months ended September 30, 1997 were $975,000 as compared to $0 in the same period in the prior year. Integration costs for the three months ended September 30, 1997 were $89,000 as compared to $0 in the same period in the prior year. As discussed above, in connection with the acquisition of CareData the Company acquired the ongoing research and development activities of the entity. At the effective date of the acquisition the Company recorded non-recurring charges resulting from expensing acquired in-process research and development costs.

     Interest income (expense), net. Net interest income for the three months ended September 30, 1997 was $103,000, compared to net interest expense of $216,000 for the same period in the prior year. The improvement is primarily due to the income earned on the net proceeds from the Company's initial public offering and the decrease in interest expense resulting from the repayment of debt with proceeds from the initial public offering.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue. Revenue for the nine months ended September 30, 1997 was $10.6 million, an increase of $4.3 million or 69% over the same period in the prior year. The increase was primarily the result of the Company's March 1996 acquisition of PracticeMatch, the June 1997 acquisition of CIVS and the August 1997 acquisition of CareData. PracticeMatch was included for the full nine months in 1997 compared to a partial nine months in the prior year. The remainder of the revenue increase was attributable to internal growth.

     Salaries, wages and benefits. Salaries, wages and benefits for the nine months ended September 30, 1997 were $5.5 million, an increase of $1.1 million or 26% over the same period in the prior year. This increase was primarily the result of the Company's acquisitions of PracticeMatch, CIVS and CareData, as well as increased expenses related to new sales, marketing and administrative personnel hired to enhance the Company's corporate infrastructure. Salaries, wages and benefits decreased as a percentage of revenue to 52% for the nine months ended September 30, 1997 as compared to 70% for the same period in the prior year. This decrease resulted primarily from leveraging the personnel investments made during 1996 as revenue increased through both acquisitions and internal growth.

     Other operating expenses. Other operating expenses for the nine months ended September 30, 1997 were $2.8 million, an increase of $1.3 million or 80% over the same period in the prior year. This increase was primarily the result of the Company's acquisitions of PracticeMatch, CIVS and CareData. Other operating expenses as a percentage of revenue increased to 27% for the nine months ended September 30, 1997 as compared to 25% for the same period in the prior year.

     Depreciation and amortization. Depreciation and amortization expenses for the nine months ended September 30, 1997 were $802,000, an increase of $253,000 or 46% over the same period in the prior year. This increase was primarily the result of the Company's acquisitions of PracticeMatch, CIVS and CareData and technology investments made in 1996. As a percentage of revenue, depreciation and amortization decreased to 8% for the nine months ended September 30, 1997 as compared to 9% for the same period in the prior year.

     Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs for the nine months ended September 30, 1997 were $4.2 million, a decrease of $2.0 million, or 33% from the same period in the prior year. Included in these amounts are integration costs of $89,000 for the nine months ended September 30, 1997 and $0 for the same period in the prior year. As discussed above, in connection with the acquisitions of CIVS and CareData, the Company acquired the ongoing research and development activities of each entity. At the effective date of the acquisition the Company recorded non-recurring charges resulting from expensing acquired in-process research and development costs.

     Interest income(expense), net. Net interest income for the nine months ended September 30, 1997 was $301,000, compared to net interest expense of $482,000 for the same period in the prior year. The improvement was a result of the interest income earned on the net proceeds from the Company's initial public offering and the decrease in interest expense resulting from the repayment of debt with proceeds from the initial public offering.

     Extraordinary items. The Company recorded an extraordinary loss for the nine months ended September 30, 1997 of $806,000 related to a one-time, non-recurring, non-cash charge for bond discount and debt issue cost associated with the early extinguishment of debt.

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

     In addition, in March 1997, NationsBank and the Company entered into a Credit Agreement under which a $10.0 million revolving credit facility (the "NationsBank Revolver") is available to the Company. The NationsBank Revolver is secured by substantially all of the Company's assets. Under the terms of the NationsBank Revolver the Company may, subject to customary terms, conditions and covenants, borrow up to $10.0 million to fund working capital needs as well as new product development and acquisitions. The Credit Agreement for the NationsBank Revolver provides that the NationsBank Revolver will bear interest at varying rates based on LIBOR and NationsBank's prime rate and will mature on March 28, 1999. Under the terms of the NationsBank Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts, and consummation of certain mergers and acquisitions without the consent of the lender. Financial covenants include, but are not limited to, maintaining debt to capitalization ratios, minimum net worth ratios, debt service coverage ratios and cash flow leverage ratios. No amounts were outstanding under the Credit Agreement at September 30, 1997.

     In June of 1997 the Company acquired CIVS for $3.5 million in cash and 129,166 shares of the Company's Common Stock. The Company also anticipates that direct deal costs of $53,000 and integration costs of $211,000 will be incurred through the balance of the year with respect to the acquisition of CIVS.

     In August of 1997 the Company acquired CareData for $4.1 million in cash and 14,516 shares of the Company's common stock. The Company also anticipates that direct deal costs of $125,000 and integration costs of $100,000 will be incurred through the balance of the year with respect to the acquisition of CareData.

     The Company currently has no specific plans with respect to the use of the remaining $4.3 million of the net proceeds of its initial public offering or the NationsBank Revolver, and the Company's cash flow from operations has generally been sufficient to fund liquidity needs of the Company other than acquisitions and new product development. The Company anticipates that borrowings under the NationsBank Revolver and the remaining net proceeds of the initial public offering will be used principally for working capital and general corporate purposes, for potential acquisitions of complementary businesses or products in the healthcare information industry and for the development of additional products. Although the Company continually seeks suitable acquisition candidates with complementary businesses and products in the healthcare information industry, it is not currently a party to any definitive agreement or letter of intent regarding any material acquisition. Pending the application of the net proceeds as described above, the Company has invested the remaining net proceeds of its initial public offering in short-term, interest-bearing, investment-grade securities.

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

     The Company has working capital of $4.8 million as of September 30, 1997 as compared to a working capital deficit of $2.5 million as of December 31, 1996. This increase is due primarily to the receipt of the net proceeds of the Company's initial public offering.

     Net cash provided by operating activities totaled $24,000 for the nine months ended September 30, 1997 as compared to cash used by operating activities of $606,000 for the same period in the prior year. The increase in cash provided of $630,000 was primarily the result of a decrease in the Company's net loss.

     Net cash used in investing activities was approximately $8.3 million for the nine months ended September 30, 1997 as compared to $7.3 million for the same period in the prior year. In 1996, $7.0 million was used to fund the acquisitions of Formations and PracticeMatch, while $7.1 million was used to fund the acquisitions of CIVS, Staff-Link and CareData in the same period in 1997. The remaining $1.2 million of net cash used in investing activities for the nine months ended September 30, 1997 was used to fund fixed asset purchases and software development.

     Net cash provided by financing activities was $13.2 million for the nine months ended September 30, 1997 as compared to $8.1 million for the same period in the prior year. As previously discussed, in 1997 the Company retained $13.7 million of the net proceeds from its initial public offering, and the cash provided in 1996 resulted from the net proceeds under the HPSC Securities Purchase Agreement.

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

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management, and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Uncertainty and Consolidation in the Health Care Industry; Risks of Rapid Technological Change; Intense Competition; Risks of Customer Concentration; Potential for System Defects; Concentration of Ownership; Dependence on Key Personnel; Variable Quarterly Operating Results and Seasonality; No Prior Public Market and Possible Volatility of Stock Price; Potential Adverse Effects of Substantial Number of Shares Eligible for Future Sale; Adverse Impact of Anti-takeover Provisions; No Dividends; and Risks Associated with Unspecified Use of Proceeds. For a more complete discussion of these factors, please see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended, as originally filed with the Commission on September 28, 1996, Registration Number 333-12311.


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

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On January 28, 1997, the Company's Registration Statement on Form S-1, Registration Number 333-12311, was declared effective. The offering of the Company's Common Stock under such Registration Statement commenced on January 28, 1997 and was completed on January 31, 1997. The managing underwriters for the offering were Equitable Securities Corporation and Jeffries & Company, Inc. In such offering an aggregate of 2,300,000 shares were registered and sold by the Company for an aggregate offering price of $25,300,000.

     In connection with such offering, (i) underwriting fees and discounts of $1,771,000 were incurred by the Company and (ii) other expenses of $903,328 were incurred by the Company resulting in (iii) total expenses of $2,674,328 and net offering proceeds of $22,625,672. Of such net proceeds, the following payments were made to persons owning 10% or more of the Company's equity securities: (i) $6,900,000 in repayment of certain indebtedness; and (ii) $642,681, in payment of accrued dividends. Of such net proceeds, the following other uses have been made: (i) $1,717,675, in repayment of certain indebtedness; (ii) $7,114,011, to acquire other businesses; (iii) $1,227,847 for fixed asset purchases and software development; and (iv) $725,701 for general working capital purposes. The remaining net proceeds of $4,298,117 are in an institutional money market fund. The above-described uses of proceeds do not represent a material change in the uses of proceeds described in the prospectus.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

              11 - Statements of Computation of Per Share Loss.

              27 - Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K

     During the quarter ended September 30, 1997, the Company filed the following reports on Form 8-K:

     (i) On July 9, 1997, the Company filed a report on Form 8-K to report the acquisition of all of the capital stock of CIVS, Inc., which acquisition was consummated June 24, 1997. On September 5, 1997, the Company filed Form 8-K/A amending such Form 8-K to include required financial statements and pro forma financial information.

     (ii) On September 15, 1997, the Company filed a report on Form 8-K to report the acquisition of all of the capital stock of CareData Reports, Inc., which acquisition was consummated August 28, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Medirisk, Inc.



November 14, 1997              By: /s/ Kenneth M. Goins, Jr.
                                  -------------------------------------------
                                  Kenneth M. Goins, Jr.
                                  Executive Vice President
                                  Chief Financial Officer


November 14, 1997              By: /s/ Thomas C. Kuhn III
                                  -------------------------------------------
                                  Thomas C. Kuhn III
                                  Vice President and Corporate Controller
                                  Chief Accounting Officer

                                 EXHIBIT INDEX




Exhibit
Number   Description
------   -----------
 11      Statements of Computation of Per Share Loss

 27      Financial Data Schedule (for SEC use only)