Form 10-K
period 1997-12-31
MEDIRISK INC
filed 1998-03-30
CIK 927456

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 000-22005
                                 MEDIRISK, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                        58-2256400
    (State or other jurisdiction of          (I.R.S. Employer
             incorporation)               Identification Number)
     TWO PIEDMONT CENTER, SUITE 400             30305-1502
        3565 PIEDMONT ROAD, N.E.                (Zip Code)
            ATLANTA, GEORGIA
(Address of principal executive offices)

       Registrant's telephone number, including area code: (404) 364-6700
                             ---------------------
     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK (Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the registrant (3,382,196 shares) on March 24, 1998:
$76,099,410.

     The number of shares of Common Stock of the Registrant outstanding as of March 24, 1998 was 4,492,802 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain of the information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 21, 1998, which will be filed not later than 120 days after December 31, 1997.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Medirisk, Inc. (together with its subsidiaries, "Medirisk" or the "Company") is a provider of proprietary database products, decision-support software and analytical services to the health care industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess patient satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist health care industry participants in measuring the performance of health care payors and providers.

     Applications for Medirisk's products include pricing managed care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing health care delivery networks, and marketing health care services. The Company actively sells its products to over 1,000 major customers, including leading health plans, insurers, hospitals, large multi-specialty physician groups, physician practice management companies, employers, and pharmaceutical companies, as well as to several hundred smaller customers, including single-specialty physician groups. Medirisk believes that it is the leading provider of clinical and financial database products comprised of physician-oriented content and managed care member satisfaction information in the United States.

     Medirisk built its databases by collecting, standardizing and normalizing more than three billion health care transaction records. Medirisk's databases include records submitted by the Company's customers under an ongoing data collection plan, data generated from the results of periodic proprietary surveys of health care providers, consumers, managed care plans and other payors, and data gathered from various regulatory and governmental agencies. Medirisk believes the long-standing relationships under which it collects data and the data interpretation methodologies utilized by the Company represent significant competitive advantages. Medirisk's databases are regularly updated to reflect changes in the industry and, in the case of its market performance and clinical performance databases, to take into consideration secondary factors such as co-morbidity, case mix and demographics. These attributes permit customers to compare objectively their financial and clinical performance to industry or customer-specific benchmarks contained in the Company's databases with specificity and precision.

INDUSTRY OVERVIEW

     The U.S. health care industry has grown dramatically in recent years. According to the Health Care Financing Administration ("HCFA"), health care expenditures have increased from less than $250 billion, or approximately 9% of the gross domestic product, in 1980 to in excess $1.0 trillion, or approximately 14% of the gross domestic product, in 1996. Payors are responding to escalating costs by seeking to transfer the financial risk associated with the delivery of health care to providers under capitated or other managed care arrangements. As managed care arrangements become increasingly prevalent, both payors and providers are under intense pressure to deliver health care at the lowest total cost while ensuring high quality results. To achieve this goal, payors and providers must understand procedure cost and utilization rates as well as demonstrate improved outcomes. The evolving impact of managed care has increased physicians' receptivity to a variety of practice affiliation and employment structures and, consequently, the need for data that can be used to verify physician qualifications.

     Traditional health care information systems have focused on the administrative aspects of health care (i.e., accounting, billing, patient scheduling). Medirisk believes there is an increasing trend toward reimbursement structures for health care services which require sophisticated financial information management and a growing awareness that most health care costs are related to the clinical (rather than administrative) aspects of the delivery of care. The result has been a growing demand for databases incorporating financial, clinical and analytical tools that leverage this data in order to assess managed care contracts, analyze outcomes, evaluate managed care member satisfaction, verify the qualifications of providers and meet ongoing accreditation requirements. While some payors and providers have recently adopted new information systems that allow them to capture cost, utilization and clinical outcomes data regarding their own businesses, they generally have not been able to use such data effectively. To gain perspective on the marketplace and to analyze the potential impact of managed care contracts, payors and providers need benchmark data against which they can compare the data they have collected regarding their own businesses, as well as information relating to statistical differences in health care costs and outcomes among urban, suburban and rural markets. While broad, public-sector data have previously been available, payors and providers increasingly seek more in-depth, region-specific health care information, which requires access to both private- and public-sector data.

     The health care information industry is highly fragmented and undergoing consolidation, as vendors and service providers seek to build market share and compete more effectively. Many existing health care information businesses have been created by entrepreneurs who are knowledgeable in the areas of data products and technology, but these businesses typically lack the sophisticated marketing organizations, sales effort, capital and general management skills and processes that are required to generate sustainable revenue expansion. Combined with the burdens associated with product development and rapid technological change, these issues pose significant challenges to health care information companies that lack breadth of management experience, economies of scale and access to capital. As a result of these factors, many smaller health care information companies with technologically sophisticated products and a reputation for quality service have become attractive acquisition candidates for vendors and service providers seeking to reach critical mass.

STRATEGY

     Medirisk's objective is to become the leading provider of proprietary database products, decision-support software and analytical services to payors, providers, employers, pharmaceutical companies and other health care industry participants. To attain this objective, Medirisk is pursuing the following strategy:

          Leverage the Company's Existing Customer Base. Medirisk believes the increasing demand for health care information, coupled with its broad customer base, provides a substantial opportunity for internal growth. The Company has long-standing relationships with its customers and believes it has developed a reputation for providing objective, value-added information products. The Company intends to leverage these relationships by cross-selling additional products and services to existing customers and increasing product penetration through sales to other operating units, departments or divisions of existing customers.

          Emphasize Recurring Revenue. Medirisk seeks to maximize recurring revenue by emphasizing multi-year contracts and contract renewals. A substantial portion of Medirisk's revenue is generated by the licensing of products on an annual or multi-year basis. The Company believes that its high rate of recurring revenue results principally from significant revenue enhancements or cost savings achieved by Medirisk's customers when they use the Company's products, as well as from the customer's ongoing need for current information due to the rapid pace of change within the health care industry. The Company's recurring revenue percentage has been in excess of 70% for each of the last four years.

          Develop New Products and Decision-Support Tools. Medirisk actively develops new products, product enhancements and decision-support tools and, in 1997, introduced several new products and product enhancements. The Company expects to introduce additional new products and product enhancements during 1998. Ultimately, the Company intends to cross-correlate existing and future databases in an effort to develop integrated product offerings. For example, Medirisk believes that by linking its market performance, clinical performance and physician credentials products, cost and quality can be evaluated together with outcomes for specific physicians, thus permitting true management of care by allowing customers to compare the financial costs and expected outcomes of competing treatment regimens or providers, and to measure health care consumer satisfaction.

          Acquire and Integrate Complementary Products and Businesses. Medirisk intends to acquire additional companies, products, databases and other resources to expand into related areas and to increase market share within the Company's existing product lines. Medirisk believes that the acquisition of new products and customers creates compelling cross-selling opportunities, enhances the development of new products by facilitating cross-correlation of existing and acquired products, and provides significant operating leverage. See "Acquisitions."

ACQUISITIONS

     Medirisk believes the selective acquisition of complementary businesses results in a more rapid expansion of its product line and enables it to leverage its sales and marketing organization. As a result, Medirisk has invested significant resources to build the business platform necessary to be a consolidator in the fragmented health care information services industry. In 1997, Medirisk acquired four companies that provide complementary products and services. The Company believes the acquisition of these entities created significant cross-selling opportunities among its respective product offerings, increased its market share within existing product lines and provided product and customer expansion opportunities.

     As part of a systematic approach to implementing its acquisition strategy, Medirisk has corporate resources dedicated to identifying, analyzing and pursuing targeted acquisition candidates. The Company currently is tracking a database of more than 300 companies, of which approximately 100 meet its primary acquisition criteria for product type, revenue and customer base. Of primary interest to Medirisk are: (i) health care information products focused on benchmark and outcomes data; (ii) software products that assist in data collection and analysis; (iii) health care consulting firms; and (iv) products that assist in the delivery and use of Medirisk's databases.

     Medirisk believes that its existing infrastructure, in combination with management's experience in acquiring and integrating new companies and products, will facilitate the continued successful implementation of its acquisition strategy.

PRODUCTS AND SERVICES

     Medirisk provides products and services designed to enable its customers to measure and assess the performance of health care services in the United States. At the core of the Company's products and services are several proprietary databases. The detailed nature of Medirisk's databases provides precise data that customers can use to address specific decision-making needs and offers the Company's customers competitive advantages. Medirisk also provides decision-support software tools that enhance the utility of its database products, as well as customized analytical services. The Company's flexible product design enables customers to license the specific information they need based on variables such as geographic region, medical specialty, clinical procedure and timeframe.

     The following table briefly describes the content and use of the Company's products:

                               MEDIRISK PRODUCTS

                           CLINICAL             PHYSICIAN
 MARKET PERFORMANCE       PERFORMANCE          CREDENTIALS
 ------------------       -----------          -----------
Physician Fee
  Payments             Clinical Outcomes      Credentialing
Utilization Patterns                           Recruiting
Member Satisfaction

     Medirisk has developed its databases and decision-support software for ease of use. All of the Company's decision-support software, is Microsoft Windows(R)-based and is compatible with a variety of hardware and software applications. The Company's databases can be imported into standard software programs including Microsoft Excel(R), Lotus 1-2-3(R), FoxPro(R), Quattro Pro(R), Dbase(R) and others, and can be imported and exported to separate decision-support and practice administration programs provided by companies such as HBO & Company, Medic Computer Systems, Inc., Shared Medical Systems Corporation, IDX Systems Corporation, Medical Manager Corporation and Transition Systems, Inc.

  Market Performance Products

     Medirisk's market performance products provide customers with comprehensive proprietary data and decision support tools for use in analyzing physician fees, health care utilization patterns and member satisfaction with managed care plans in the United States. The following is a description of the Company's primary market performance products:

          CareData Reports(TM). CareData Reports are reports that are created utilizing information accumulated and analyzed by the Company regarding consumer satisfaction with managed health care. Based on this data, CareData Reports rank specific health plans. Comparative market analysis is available for 26 geographic markets and 170 health plans. To collect data used in CareData Reports, the Company conducts health care consumer surveys that are sponsored by approximately 400 major employers and measure patient satisfaction with approximately 150 aspects of managed health care. The Company's CareData Reports product line is utilized by health plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products.

          MEDIRISK(SM) Physician Fee Database. The Physician Fee Database reports reimbursement rates for medical procedures for various types of payors and specific geographic markets across the United States. The Physician Fee Database provides data concerning reimbursement levels that providers are accepting from managed care plans and other payors, rather than fees charged by those providers, a distinction critical to an accurate understanding of market conditions. Fee data in the Physician Fee Database are tracked by the AMA's CPT codes, which define all current medical procedures and are segregated into 287 separate market areas in the United States (compared to 89 market areas that were tracked by HCFA in 1997). Medirisk believes that the Physician Fee Database divides the United States into more geographic markets than most competing products, thereby allowing customers to make more precise fee decisions. A customer can license data for a specific market, state or region or for the entire United States.

          MEDIRISK(SM) Procedure Utilization Database. The Procedure Utilization Database provides frequently updated utilization data for all medical procedures included in the Company's Physician Fee Database. This database can be used to model the anticipated utilization of a specific service for a certain population profile. The database is offered on a state-specific basis and can be adjusted for age and gender.

          MEDIRISK(TM) Capitation Manager. Capitation Manager is a Windows(R)-based decision-support application that integrates Medirisk's Physician Fee Database and Procedure Utilization Database and calculates capitation rates based on customer-provided pricing and demographic assumptions. Using Capitation Manager, the customer enters the demographic profile of a group proposed to be covered in a capitated arrangement, the services to be provided and proposed capitated pricing for those services. Using these assumptions in combination with the Company's databases, Capitation Manager calculates the expected utilization of the services to be provided and compares the proposed capitated pricing to managed care, fee-for-service, Medicare and other fee benchmarks tracked by the Company within a specific market.

  Clinical Performance Products

     Medirisk offers clinical performance products that enable customers to measure clinical outcomes across a full range of care within a variety of medical specialties. Clinical outcomes are generally defined as the change in a patient's health status as a result of therapy or care delivered by a health care professional. Clinical outcomes are measured empirically using standard health status scales to assess the patient prior to the delivery of therapy or care, while such care is being delivered and after treatment is terminated. The data included in these products are gathered by Company-certified clinicians, automated patient information systems and Medirisk's patient interview staff using the Company's standardized outcomes scales. Comparing customer data with norms derived from Medirisk's database, Medirisk prepares reports detailing customers' clinical performance based on a number of independent measures including patient acuity, medical and functional improvement, resource utilization, length of stay/duration of treatment, cost of treatment and patient satisfaction. Medirisk's clinical performance products assist both payors and providers with (i) measuring and predicting outcomes of treatment regimens; (ii) making normalized comparisons of facilities and providers; (iii) establishing benchmarks for clinical quality improvement; (iv) developing standards for clinical practice; (v) generating analytical reports for communicating with customers and their constituents; and (vi) substantiating quality for managed care contracting and accreditation needs.

     Medirisk markets its clinical performance products primarily to health care providers, and its products are currently available to track clinical outcomes in ambulatory surgery, rehabilitation, orthopaedics, occupational health, pain management, neurological care, wound care, respiratory care, nutrition and infection therapy.

     In March 1997, Medirisk's clinical performance products were listed on the Joint Commission on Accreditation of HealthCare Organizations' ("JCAHO") roster of vendors who have acceptable clinical performance measurement systems to support ORYX, JCAHO's new accreditation initiative. The ORYX initiative requires health care organizations to select an outcomes measurement standard from JCAHO's list of acceptable performance measurement systems in order to receive JCAHO accreditation. The ORYX initiative currently covers hospitals, long-term care organizations, integrated delivery networks, health plans and provider-sponsored organizations.

  Physician Credentials Products

     Medirisk provides database products, software and outsourced services designed to enable its customers to access detailed information concerning the background and credentials of physicians in the United States. The Company's physician credentials products facilitate its customers' ability to establish or improve physician recruiting efforts on a cost-effective basis, develop health care networks and market the provider component of health care services. Medirisk's physician credentials products also aid hospital and managed care customers in verifying the credentials of physicians and other providers with whom they work. Hospitals, managed care organizations and other health care industry participants are required to verify and periodically re-verify such credentials in order to maintain accreditation by organizations such as the National Committee for Quality Assurance ("NCQA") and JCAHO. The Company's credentials service has successfully completed all 10 of the audits of credentialing processes conducted by NCQA. The Company's physician database is comprised in part of physician data from the AMA's Physician MasterFile. All physician information is further validated and enhanced by personal telephone interviews with the physicians conducted by members of Medirisk's staff. Current products include:

          Provider Credential Verification Report(TM). The Provider Credential Verification Report is a report that provides customers with an efficient and cost-effective means to verify electronically the key professional credentials of participating health care practitioners using primary source data. When joined with the Company's electronic processing of a National Practitioner Database and/or Federation of State Medical Boards query, and written verification of a practitioner's hospital privileges, malpractice insurance coverage and claims history, the Provider Credential Verification Report becomes the central component of the Company's credential and verification service.

          PrimeSource(TM). PrimeSource is a credential verification database provided in CD-ROM format. This database is an accurate, cost-effective way to verify a physician's credentials. PrimeSource includes records for the following: state licenses and sanctions; Drug Enforcement Agency registrations and sanctions; US medical school education records from 1979 to the present; US residency program training records from 1983 to the present; board certifications from the American Board of Medical Specialties; Medicare Universal Provider Identification Numbers; and Medicare and Medicaid sanctions. PrimeSource is updated quarterly, and customers are billed only for the reports they generate.

          PracticeMatch(TM). PracticeMatch is a Windows(R)-based decision-support software system that provides in-house physician recruiters with on-line access to the Company's physician database. By establishing a series of search and selection criteria, customers obtain information about physicians who satisfy specified criteria. The customer can then print or download the information for use in building in-house databases, generating recruiting status reports and tracking recruiting expenses associated with specific candidates. The PracticeMatch product is constructed from proprietary records of approximately 135,000 physicians developed in part from data in the AMA's Physician MasterFile.

DATA ACQUISITION METHODOLOGY

     In designing its products and services, Medirisk emphasizes quality and ease of use. Medirisk uses proprietary data engineering methodologies to standardize and interpret data in order to ensure that its products are as comprehensive, accurate and current as possible. The detailed nature of the Company's databases provides precise data that customers can use to address their specific decision-making needs. Furthermore, Medirisk's data engineering methodologies are designed to ensure that its databases are free of bias. The resulting objectivity of Medirisk's products and services allows the Company to market its products to a broad range of health care industry participants and improves the credibility of its databases as benchmarking tools.

     The Company collects data for inclusion in its databases and related products in a variety of ways, including its customer data collection program and its regular surveys of managed care organizations, providers, employers and consumers. To encourage customers to participate in some components of its data collection program, Medirisk offers price discounts in return for access to customers' raw claims data and other health care transaction records. Medirisk's surveys are conducted on a regular basis, with special surveys conducted from time to time to address new issues and emerging trends. Once the data are collected, Medirisk's database personnel clean and analyze the data before they are included in the Company's databases. Medirisk uses proprietary processes to validate data by standardizing, normalizing and formatting the submitted data and then applies its database methodologies to segment the data.

     Medirisk's databases are regularly updated to reflect changes in the industry and, in the case of its market performance and clinical performance databases, to take into consideration secondary factors such as co-morbidity, case mix and demographics. These attributes permit customers to compare objectively their financial and clinical performance to industry or customer-specific benchmarks contained in the Company's databases with specificity and precision.

     Market Performance Products. The data used in Medirisk's market performance products have been collected through (i) Medirisk's customer data collection program, whereby customers provide their medical claims or other health care transaction data to the Company on a regular basis, (ii) surveys of more than 1,600 managed care organizations, (iii) purchases of certain data sets, and (iv) maintenance of a customer-support database. Included in the Physician Fee Database and Procedure Utilization Database are approximately 3.0 billion private sector transaction records, including actual managed care transaction data and negotiated fee schedules. While Medirisk's market performance databases include public-sector data, they focus primarily on private-sector data derived from transaction data and clinical records contributed by Medirisk's customers and obtained from other sources. These private- and public-sector data are not commingled, thus permitting more precise benchmarking of data relevant to the private health care marketplace. The Company believes that private-sector data are more useful for comparative purposes than public-sector data and that Medirisk's comprehensive compilation of private-sector data represents a competitive advantage for the Company. For the Company's CareData Reports products, Medirisk conducts annual patient surveys regarding consumer satisfaction with managed care. These surveys are sponsored by approximately 400 major employers and measure member satisfaction with approximately 150 aspects of managed care including satisfaction with provider panels, pharmacy benefit management and overall health plan design.

     Clinical Performance Products. Medirisk obtains data for its clinical outcomes databases from its clinical outcomes customers and other Company-certified sources. To facilitate collection of outcomes measurements, the Company provides its customers with data-collection tools that are tailored to the customer's clinical record-keeping environment. Medirisk collects the data through customer submission, automated patient information systems and direct patient interviews conducted by the Company's clinical interview staff. Data collection software or optical scan forms are used to collect data directly from the clinician in the absence of automated patient systems. To enhance the reliability and integrity of customer-submitted data, Medirisk will include in its outcomes database only information received from customer-affiliated clinicians who are trained and certified by Medirisk in rating patient performance and in data-collection protocols.

     Physician Credentials Products. The data included in Medirisk's physician credentials credentialing products are obtained from publicly available sources or are licensed, leased or purchased from the source of the data. Sources of data for credentialing products include state medical boards, the Drug Enforcement Agency, HCFA, the American Board of Medical Specialties, the American Association of Medical Colleges and the National Association of Social Workers. The data used in Medirisk's physician credentials recruiting products are collected from publicly available sources and the AMA Physician MasterFile, and are verified personal telephone interviews with each physician. Medirisk employs professional interview personnel who contact physicians directly, gather the required information, record the information in the automated database and send a hard copy to each physician for verification. The Company believes that the fact that each physician profiled in the Company's recruiting database has personally verified the information and knows that he or she is tracked in the database ensures the highest quality profile and offers a significant competitive advantage over unverified databases. In addition, the Company is the exclusive licensee of the AMA to share and enhance portions of the AMA's Physician MasterFile. This relationship greatly enhances the quality and availability of information about practicing physicians.

CUSTOMERS

     The unbiased nature of Medirisk's databases enables the Company to market its products to a wide range of health care industry participants, including managed care plans, indemnity insurers, integrated delivery systems, hospitals, specialty health care providers, physician practice management companies, physician practices, consulting firms and pharmaceutical firms. None of the Company's customers, other than HEALTHSOUTH, Corporation accounted for a material amount of the Company's revenues in 1997. During 1997, revenues from HEALTHSOUTH represented approximately 16% of Medirisk's total revenues. Most of Medirisk's major customers, which are defined as generating annualized revenue of more than $5,000, license products in only one of the product areas offered by the Company. Medirisk has approximately 1,000 major customers that in the aggregate account for more than 90% of the Company's revenue.

PRODUCT DELIVERY

     The Company's products are delivered to customers on CD ROM, diskette, magnetic tape, on-line access or hard copy depending upon customer preference. Medirisk believes that there are readily available alternative sources of supply for all of the media on which its products are delivered.

COMPETITION

     Medirisk faces intense competition in providing health care information products and services. Competitors vary in size, scope and breadth of product and service offerings. The Company competes with different competitors in each of its target markets, and certain of such competitors have substantially greater resources than those of the Company. In addition, several large horizontally integrated information services companies, including Dow Jones, IMS Healthcare, First Data Corporation, National Data Corporation, United Healthcare and Thomson Publishing, have developed and are marketing information products and services to the health care industry. The Company believes that it is likely that one or more of such companies may become more direct competitors of the Company either by acquiring existing competitors or by developing and marketing their own products. Many of these larger companies are engaged in the processing of health care claims and, thus, have access to substantial claims- and cost-related data from which they could build competing databases or which they could license to other competitors of the Company. The Company also competes with the internal information resources and systems of certain of its prospective and existing customers. The Company believes that the principal competitive factors in its target markets include the breadth and quality of database and applications offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price and the effectiveness of marketing and sales efforts.

EMPLOYEES

     On March 24, 1998, the Company had 209 full-time employees. Of these, 19 were corporate personnel, 34 were sales and marketing personnel and 156 were involved in operations and product development. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES

     Medirisk's corporate headquarters occupy approximately 16,000 square feet of an office building located in Atlanta, Georgia, under a lease expiring in March 1999, with one optional five-year renewal term. Medirisk also leases office space in Chicago, Illinois; St. Louis, Missouri; Rockville, Maryland; New York, New York; and St. Paul, Minnesota. The Company believes that such offices are adequate for the Company's current requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "MDMD." The following table sets forth the high and low sales prices for the Common Stock for the quarters indicated as reported on the Nasdaq National Market.

                                                                 PRICE RANGE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
FISCAL YEAR ENDED DECEMBER 31, 1997:
  Fourth Quarter............................................  $12.250   $10.250
  Third Quarter.............................................   10.875     7.375
  Second Quarter............................................    8.375     6.250
  First Quarter (from January 28, 1997).....................   10.500     7.625

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 24, 1998 was $22.50 per share. As of March 24, 1998 the Company had 31 stockholders of record.

     The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1991. It is the policy of the Company's Board of Directors to retain earnings to support operations and to finance continued growth of the Company rather than to pay dividends. Payments of future dividends, if any, will be at the discretion of the Company's Board of Directors. The Credit Agreement between the Company and NationsBank N.A. contains restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In June 1997, in connection with, and as partial consideration for, the acquisition of CIVS, Inc., the Company issued 129,166 shares of Common Stock to various shareholders of CIVS, Inc. In August 1997, in connection with, and as partial consideration for, the acquisition of CareData Reports, Inc., the Company issued 14,516 shares of Common Stock to various shareholders of CareData Reports, Inc. All of such transactions were conducted without an underwriter or other placement agent, and the Company claims that all of such transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997, together with the related report of KPMG Peat Marwick LLP, independent certified public accountants, are included elsewhere in this Form 10-K. As a result of the Company's acquisitions of CIVS, Inc., CareData Reports, Inc. and Medsource, Inc. and certain assets of Staff-Link, Inc. (collectively, the "1997 Acquisitions"), the Company's historical financial statements are not representative of financial results to be expected for future periods. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes included elsewhere in this Prospectus.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue..........................................  $ 2,447   $ 2,894   $ 3,655   $ 8,904   $16,749
Salaries, wages and benefits.....................    1,675     1,893     2,578     6,093     7,910
Other operating expenses.........................      507       731       956     2,314     4,374
Depreciation and amortization....................       75       143       193       787     1,304
Acquired in-process research and development
  costs and integration costs(1).................       --        --        --     6,180     4,575
                                                   -------   -------   -------   -------   -------
Operating income (loss)..........................      190       127       (72)   (6,470)   (1,414)
Interest income (expense), net...................      (41)      (54)      (66)     (703)      345
Other income (expense)...........................       18        --        --       (57)       --
Provision for income taxes.......................       --        --        --        --      (707)
                                                   -------   -------   -------   -------   -------
Income (loss) before extraordinary item..........      167        73      (138)   (7,230)   (1,776)
Extraordinary item: loss on early extinguishment
  of debt(1)(2)..................................       --        --        --        --      (806)
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $   167   $    73      (138)   (7,230)   (2,582)
                                                   =======   =======
Accretion of Series A Convertible Preferred
  Stock..........................................                          (92)       --        --
Series A and Series B Convertible Preferred Stock
  dividend requirement...........................                         (202)     (202)      (25)
                                                                       -------   -------   -------
  Net loss attributable to common stock..........                      $  (432)  $(7,432)  $(2,607)
                                                                       =======   =======   =======
Loss per common share -- basic and diluted(3):
Loss per share before extraordinary item.........                      $ (0.30)  $ (4.84)  $ (0.46)
Loss per share -- extraordinary item.............                           --        --     (0.21)
                                                                       -------   -------   -------
  Net loss per common share......................                      $ (0.30)  $ (4.84)  $  0.67)
                                                                       =======   =======   =======
Weighted average number of common shares used in
  calculating net loss per share of common
  stock -- basic and diluted(3)..................                        1,427     1,536     3,918
                                                                       =======   =======   =======

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficit)........................  $    33   $   321   $   197   $(2,495)  $ 4,181
Total assets.....................................    1,035     1,111     1,263     8,456    20,658
Long-term debt and capital lease obligations
  excluding current portion......................      127       172       151     7,195       165
Redeemable preferred stock.......................    1,838     2,210     2,302        --        --
Stockholders' equity (deficit)...................   (1,714)   (1,928)   (2,333)   (4,823)   16,184

---------------

(1) In connection with the 1997 Acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development costs and planned integration costs. Excluding these charges and the extraordinary loss, operating income, net income and income per common share -- diluted for the year ended December 31, 1997 would have been $3.2 million, $2.1 million, and $0.45, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements of the Company.
(2) As a result of the application of a portion of the net proceeds of the Company's initial public offering to repay indebtedness, the Company incurred a one-time, non-recurring, non-cash charge of $806,000 with respect to accelerated amortization of original issue discount on certain Senior Subordinated Notes and related deferred financing costs. Due to the Company's losses, no income tax benefit was applied to the extraordinary loss presented.
(3) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements of the Company. Historical losses for 1993 and 1994 per share are not presented as they are not meaningful due to the mandatory conversion of all outstanding shares of the Company's Series A and Series B Convertible Preferred Stock into Common Stock which occurred upon completion of the Company's initial public offering in January 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information and consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this Prospectus. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements."

OVERVIEW

     Medirisk is a provider of proprietary database products, decision-support software and analytical services to the health care industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess patient satisfaction with specific managed care plans, and access information concerning the background and credentials of physicians. These capabilities assist health care industry participants in measuring the performance of health care payors and providers.

     Applications of Medirisk's products include pricing managed care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing health care delivery networks, and marketing health care services. The Company actively sells its products to over 1,000 major customers, including leading health plans, insurers, hospitals, large multi-specialty physician groups, physician practice management companies, employers, and pharmaceutical companies, as well as several hundred smaller customers, including single-specialty physician groups. Medirisk believes that it is the leading provider of clinical and financial database products comprised of physician-oriented content and managed care consumer satisfaction information in the United States.

ACQUISITIONS

     Following the completion of its initial public offering in January 1997, Medirisk significantly expanded its operations by acquiring four companies. The acquisition of businesses with complementary products and services has broadened the Company's customer base, created additional cross-selling opportunities, increased market share for existing products and resulted in new product extensions and enhancements. The following summarizes these recent transactions.

     - In May 1997, Medirisk acquired substantially all of the assets of Staff-Link, Inc. ("Staff-Link") of St. Louis, Missouri, a provider of a physician database and related software utilities designed to assist health care organizations with their in-house recruiting efforts. Staff-Link's customer base increased the market share of the Company's physician credentials products.

     - In June 1997, Medirisk acquired CIVS, Inc. ("CIVS") of Rockville, Maryland, a leading national provider of physician credentialing services and information products to health care organizations. The acquisition of CIVS added new customers to the Company's physician credentials product line and broadened the range of products and outsourced services offered by the Company.

     - In August 1997, Medirisk acquired CareData Reports, Inc. ("CareData") of New York, New York, which creates reports analyzing consumer satisfaction with more than 150 aspects of managed health care plans and ranks specific health plans accordingly. CareData's products are used by managed care plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products.

     - In November 1997, Medirisk acquired Medsource, Inc. ("Medsource") of St. Paul, Minnesota, which licenses databases of physician information for use in recruiting physicians and developing health care networks. The acquisition strengthened the Company's physician credentials product line and extended the application of these products to the administrative and the marketing functions of health care organizations.

     In connection with the 1997 Acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies. The Company recorded amortization expense related to the 1997 Acquisitions of $300,000 for the year ended December 31, 1997.

     Also in connection with these acquisitions, the Company recorded non-recurring charges related to in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData and $300,000 for Medsource. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and Care Data and 29% for Medsource), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases.

     The Company incurred approximately $200,000 of integration costs during 1997 for the 1997 acquisitions.

     As a result of the 1997 Acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

     The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts which provide for the payment of nonrefundable annual fees, often in advance of use or shipment, or of quarterly fees that are generally billed in advance of service delivery. The products are segregated into three types: market performance, clinical performance and physician credentials products. The market performance products provide customers with information from the Company's market performance product databases. Revenue on these sales is recognized upon the delivery of the data. The Company also licenses the exclusive right to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenue from noncustomized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and
(ii) credentials reports that validate physicians' education, training and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. All other revenue, including fees for training, consulting fees, and other miscellaneous services, is recognized upon the performance of the applicable services.

     The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage has been in excess of 70% for each of the last four years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective items.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1995    1996    1997
                                                              ----    ----    ----
STATEMENTS OF OPERATIONS:
Revenue.....................................................  100%    100%    100%
Salaries, wages and benefits................................   71      69      47
Other operating expenses....................................   26      26      26
Depreciation and amortization...............................    5       9       8
Acquired in-process research and development costs and
  integration costs.........................................   --      69      27
                                                              ---     ---     ---
Operating loss..............................................   (2)    (73)     (8)
Interest income (expense), net..............................   (2)     (8)      2
Other expense...............................................   --      --      --
Provision for income taxes..................................   --      --      (4)
Extraordinary item: loss on early extinguishment of debt....   --      --      (5)
                                                              ---     ---     ---
Net loss....................................................   (4)%   (81)%   (15)%
                                                              ===     ===     ===

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue. Revenue in 1997 was $16.7 million, an increase of $7.8 million or 88% over 1996. The increase was primarily attributable to the acquisitions of CIVS and CareData, effective in June 1997 and August 1997, respectively. Revenue recognized by these acquired companies represented approximately $4.3 million, or 55% of the total increase. The Company's revenue without the impact of the revenue from the 1997 Acquisitions increased 45% for 1997 over 1996 as a result of a combination of factors, including the revenue of a company acquired in March 1996 whose revenues were not included in the Company's revenues for the entire year in 1996, increases in the volume of products licensed and revenue attributable to an increase in the Company's sales and marketing personnel. The volume increase was principally attributable to licenses to new and existing customers for existing products and product extensions.

     Salaries, wages and benefits. Salaries, wages and benefits in 1997 were $7.9 million, an increase of $1.8 million or 30% over 1996. This increase was primarily the result of the acquisitions of CIVS and CareData and growth in the revenues of the Company's other business units. Salaries, wages and benefits decreased as a percentage of revenue during 1997 to 47% as compared to 68% for the same period in 1996. This decrease resulted primarily from leveraging the Company's existing administrative, sales and marketing personnel as revenue increased through both acquisitions and internal growth.

     Other operating expenses. Other operating expenses in 1997 were $4.4 million, an increase of $2.1 million or 89% over 1996, principally as a result of the acquisitions of CIVS and CareData. Other operating expenses remained generally consistent at 26% of revenue in 1997 and 1996.

     Depreciation and amortization. Depreciation and amortization in 1997 was $1.3 million, an increase of $517,000 or 66% over 1996. This increase resulted primarily from the 1997 Acquisitions. As a percentage of revenue, depreciation and amortization for 1997 and 1996 was 8% and 9%, respectively.

     Acquired in-process research and development costs and integration costs. In connection with the 1997 Acquisitions, the Company acquired the ongoing research and development activities of each entity and incurred certain integration expenses. At the effective date of each acquisition the Company recorded non-recurring charges resulting from expensing acquired in-process research and development costs. In 1997, the acquired in process research and development costs and integration costs totaled $4.6 million, or 27% of revenue.

     Interest income (expense), net. Net interest income in 1997 was $345,000, an increase of $1.0 million over 1996. The increase was a result of the extinguishment of debt with the proceeds of the Company's initial public offering and the interest income earned on the net proceeds of that offering.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue in 1996 was $8.9 million, an increase of $5.2 million or 144% over 1995. The increase was primarily attributable to the acquisitions of Formations in Health Care, Inc. ("Formations") and PracticeMatch, Inc. ("PracticeMatch") effective in January and March 1996, respectively. Revenue recognized by these acquired companies represented approximately $4.9 million, or 93% of the total increase. The Company's revenue without the impact of the revenue from the acquired companies increased 9% for 1996 over 1995 as a result of a combination of factors, including increases in the volume of financial products licensed and revenue attributable to an increase in the Company's sales and marketing personnel. The volume increase was principally attributable to licenses to new and existing customers as a result of product enhancements and extensions.

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

     Depreciation and amortization. Depreciation and amortization in 1996 was $787,000, an increase of $593,000 or 307% over 1995. This increase resulted from the acquisitions of Formations and PracticeMatch. As a percentage of revenue, depreciation and amortization for 1996 and 1995 was 9% and 5%, respectively.

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

     Interest income (expense), net. Net interest expense in 1996 was $703,000, an increase of $638,000 or 975% over 1995. The increase was a result of interest due on Senior Subordinated Notes issued during 1996 to finance the acquisition of PracticeMatch as well as interest expense on the acquisition notes issued to the sellers of PracticeMatch.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly financial data of the Company for 1996 and 1997. In the opinion of the Company's management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                       1996 QUARTER ENDED                        1997 QUARTER ENDED
                             --------------------------------------    --------------------------------------
                             MAR. 31   JUN. 30   SEPT. 30   DEC. 31    MAR. 31   JUN. 30   SEPT. 30   DEC. 31
                             -------   -------   --------   -------    -------   -------   --------   -------
                                                              (IN THOUSANDS)
STATEMENTS OF OPERATIONS:
Revenues...................  $ 1,577   $2,297     $2,380    $2,650     $2,650    $ 3,243    $4,677    $6,179
Salaries, wages and
  benefits.................    1,121    1,637      1,630     1,705      1,762      1,718     2,036     2,394
Other operating expenses...      356      650        579       729        646        894     1,309     1,525
Depreciation and
  amortization.............       96      226        228       237        201        249       352       502
Acquired in-process
  research and development
  costs....................  $ 6,180       --         --        --         --      3,100     1,064       411
                             -------   ------     ------    ------     ------    -------    ------    ------
Operating income (loss)....   (6,176)    (216)       (57)      (21)        41     (2,718)      (84)    1,347
Interest income (expense),
  net......................      (52)    (214)      (216)     (221)        41        157       103        44
Other expense..............       --      (37)        (3)      (17)        --         --        --        --
Provision for income
  taxes....................       --       --         --        --         --         --        --      (707)
                             -------   ------     ------    ------     ------    -------    ------    ------
Income (loss) before
  extraordinary item.......       --       --         --        --         82     (2,561)       19       684
Extraordinary item.........       --       --         --        --       (806)        --        --        --
                             -------   ------     ------    ------     ------    -------    ------    ------
Net income (loss)..........  $(6,228)  $ (467)    $ (276)   $ (259)    $ (724)   $(2,561)   $   19    $  684
                             =======   ======     ======    ======     ======    =======    ======    ======

     The Company's quarterly revenues and operating results have varied significantly in the past. Quarterly results have fluctuated as a result of a variety of factors including but not limited to the following: the Company's sales cycle; staffing changes in the Company's sales and marketing organization; changes in the Company's resources; demand for the Company's products; the timing of significant new customer contracts; the non-renewal of significant customer contracts; the timing of acquisitions; competitive conditions in the industry; changes in customer budgets; and general economic factors. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and operating profitability occurring in the second half of the year. The Company attributes this seasonality to a combination of factors including budgeting and other factors affecting the health care industry generally, the compounding effect of historical renewal schedules (which typically results in greater license renewals in the third and fourth quarters) and internal staffing and growth issues. The Company believes the licensing and subsequent renewal pattern of its market performance products are more seasonal than its other products and expects the addition of new products, including those from acquisitions, to moderate, but not end, this seasonal effect.

     A significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations concerning future revenue. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to adjust spending quickly enough to compensate for the revenue shortfall. Accordingly, even a small variation from expected revenue could have a material adverse effect on the Company's results of operations for a given quarter.

SOFTWARE CAPITALIZATION

     In addition to acquisitions, the Company seeks to expand its product offerings through internal product development. Prior to 1996, the Company expensed internal development costs due to the nominal costs incurred between technological feasibility and product release. In 1997 the Company began capitalizing internal product development costs which were incurred after technological feasibility had been established and prior to general product release. Capitalized software development costs net of accumulated amortization totaled $1.0 million at December 31, 1997.

INCOME TAXES

     The Company recorded income tax expense of $707,000 during 1997 due to limitations on the utilization of net operating loss carryforwards and the nondeductability of certain acquired in-process research and development costs to offset taxable income. At December 31, 1997, the Company had net operating loss carryforwards of approximately $1.9 million for federal income tax purposes. The net operating loss carryforwards expire beginning in 2006 through 2011. The total gross deferred tax asset was approximately $3.5 million as of December 31, 1997 and has been reduced to zero by a valuation allowance and offsetting deferred income tax liabilities of approximately $1.0 million.

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Applying the provisions of SFAS 109 to the Company, particularly considering the Company's history of net losses, the Company was unable to support a conclusion consistent with SFAS 109 that it is more likely than not that it will generate future taxable income during the loss carryforward periods; therefore, the Company has provided a full valuation allowance against its net deferred tax assets. In determining that a valuation allowance was required, management primarily considered such factors as the Company's history of operating losses and expected near-term future losses and earnings, the nature of the Company's deferred tax assets, the absence of significant excess of appreciated asset value over the tax basis of the Company's net assets, the absence of taxable income in prior carryback years and the potential for deferred tax assets resulting from future business acquisitions. Although management's operating plans assume taxable and operating income in future periods, historical performance has produced an accumulated deficit of $12.4 million at December 31, 1997. Consequently, the Company has provided a full valuation allowance against its net deferred tax assets until such time as the Company produces sufficient taxable and operating income to support a lower valuation allowance.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $1.9 million, which expire beginning in 2006 through 2011. Under Internal Revenue Code Section 382, the Company's use of net operating loss carryforwards is limited to approximately $1.1 million per year as a result of the Company's initial public offering completed in January 1997 (see Note 8(h) of Notes to Consolidated Financial Statements). Approximately $1.0 million of the net operating loss at December 31, 1997 relates to loss carryforwards acquired in connection with the 1997 Acquisitions. Accordingly, such losses are limited to income generated by the acquired entity as well as substantial annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering of Common Stock in January 1997 and received approximately $22.6 million in net proceeds. Approximately $9.1 million of these net proceeds were used to repay a senior subordinated note and certain notes issued in connection with the Company's acquisition of PracticeMatch, to pay accrued dividends on the Company's Series A and Series B Convertible Preferred Stock and to repay a bridge loan provided by NationsBank. In 1997, the Company used $11.4 million of the remaining net proceeds of its initial public offering for working capital and general corporate purposes, including the funding of the 1997 Acquisitions and development of new products.

     In March 1997, NationsBank and the Company entered into a Credit Agreement under which a $10.0 million revolving credit facility (the "NationsBank Revolver") is available to the Company. The NationsBank Revolver is secured by substantially all of the Company's assets. Under the terms of the NationsBank Revolver the Company may, subject to customary terms, conditions and covenants, borrow up to $10.0 million to fund working capital needs, new product development and acquisitions. The Credit Agreement for the NationsBank Revolver provides for interest at varying rates based on LIBOR and NationsBank's prime rate and will mature on March 28, 1999. Under the terms of the NationsBank Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts, and consummation of certain mergers and acquisitions without the consent of NationsBank. Financial covenants include, but are not limited to, maintaining debt to capitalization ratios, minimum net worth ratios, debt service coverage ratios and cash flow leverage ratios. No amounts were outstanding under the Credit Agreement during 1997.

     The Company currently has no specific plans with respect to the use of the remaining $2.1 million of the net proceeds of its initial public offering or the NationsBank Revolver, and the Company's cash flow from operations has generally been sufficient to fund the liquidity needs of the Company other than acquisitions and new product development. The Company anticipates that borrowings under the NationsBank Revolver and the remaining net proceeds of the initial public offering will be used principally for working capital and general corporate purposes, for potential acquisitions of complementary businesses or products in the health care information industry and for the development of additional products. Pending the application of the remaining net proceeds of its initial public offering, the Company has invested such proceeds in short-term, interest-bearing, investment-grade securities.

     In January 1996, the Company and HealthPlan Services Corporation ("HPSC") entered into a Securities Purchase Agreement, under which HPSC purchased 280,623 shares of Series B Convertible Preferred Stock for $2.0 million and agreed to purchase up to $10.0 million in original principal amount of Senior Subordinated Notes. In connection with the issuance of the Senior Subordinated Notes, the Company agreed to issue warrants to purchase up to 432,101 shares of Common Stock for $0.015 per share. In March 1996, the Company issued $6.9 million in original principal amount of the Senior Subordinated Notes to HPSC and warrants to purchase 298,150 shares of Common Stock. (In February 1998, these warrants were exercised.) The Company used $1.5 million of the proceeds from the sale of Series B Convertible Preferred Stock to complete the acquisition of Formations. Medirisk used approximately $5.4 million of the proceeds from the issuance of the Senior Subordinated Notes to complete the acquisition of PracticeMatch. In addition, in connection with the PracticeMatch acquisition, the Company issued acquisition notes to the sellers in an aggregate principal amount of $1.1 million. The HPSC Senior Subordinated Notes, a NationsBank bridge loan and the acquisition notes were repaid in full upon the completion of the Company's initial public offering in January 1997. Upon such repayment HPSC's obligation to purchase additional Senior Subordinated Notes terminated.

     The Company had working capital of $4.2 million as of December 31, 1997 as compared to a working capital deficit of $2.5 million as of December 31, 1996. This increase is primarily due to the receipt of the net proceeds of the Company's initial public offering.

     Net cash used by operating activities totaled $697,000 for the year ended December 31, 1997, as compared $762,000 for the prior year. The decrease in cash used of $65,000 was primarily the result of the timing of customer payments.

     Net cash used in investing activities was approximately $9.3 million for the year ended December 31, 1997, as compared to $7.3 million for the prior year. In 1996, $7.0 million was used to fund the acquisitions of Formations and PracticeMatch, while, in 1997, $7.4 million was used to fund the 1997 Acquisitions. The remaining $1.9 million of net cash used in investing activities in the year ended December 31, 1997 was used to fund fixed asset purchases and software development.

     Net cash provided by financing activities was $13.1 million for the year ended December 31, 1997, as compared to $8.2 million for the same period in the prior year. As previously discussed, in 1997 the Company retained $13.5 million of the net proceeds from its initial public offering, and the cash provided in 1996 resulted from the net proceeds under the HPSC Securities Purchase Agreement.

     The Company believes that the remaining proceeds of its initial public offering, borrowings under the NationsBank Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company's operations for the near term. The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. Although the Company has no present commitments or agreements regarding acquisitions, the Company's strategy is to acquire additional complementary products and businesses. If the remaining proceeds of the initial public offering, borrowings under the NationsBank Revolver and cash flow from operations are not sufficient to fund such acquisitions, the Company will be required to seek additional financing, and there can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 beginning the first quarter of 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will evaluate the need for such disclosures at that time.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

YEAR 2000 COMPLIANCE

     The Company is addressing the Year 2000 compliance issues on the software that it licenses and uses in its products and on the software that it uses internally. Based on its current analysis, the Company believes that Year 2000 compliance will not have a material effect on its business, operations or financial condition, as remediation costs either have been incurred or the costs estimated to be incurred are not material.

EFFECTS OF INFLATION

     Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company's business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in this Annual Report on Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management, and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors,including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Uncertainty and Consolidation in the Health Care Industry; Risks of Rapid Technological Change; Intense Competition; Risks of Customer Concentration; Potential for System Defects; Concentration of Ownership; Dependence on Key Personnel; Variable Quarterly Operating Results and Seasonality; No Prior Public Market and Possible Volatility of Stock Price; Potential Adverse Effects of Substantial Number of Shares Eligible for Future Sale; Adverse Impact of Anti-takeover Provisions; No Dividends; and Risks Associated with Unspecified Use of Proceeds. For a more complete discussion of these factors, please see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-1, as amended, as originally filed with the Commission on September 28, 1996, Registration Number 33-12311.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements of Medirisk and its subsidiaries, consisting of the Consolidated Balance Sheets as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for each of the three years in the three-year period ended December 31, 1997, together with the Notes to Consolidated Financial Statements. SEE SECTION F, OF THIS REPORT, WHICH INFORMATION IS INCORPORATED INTO THIS ITEM 8 BY REFERENCE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers, directors and director nominees of the Company.

NAME                                                AGE                  POSITION
----                                                ---                  --------
Mark A. Kaiser....................................  40    Chairman of the Board, Chief Executive
                                                            Officer and President
Kenneth M. Goins, Jr..............................  39    Executive Vice President and Chief
                                                            Financial Officer
Thomas C. Kuhn....................................  35    Vice President -- Finance and
                                                            Administration
O. B. Rawls.......................................  47    Senior Vice President and Group General
                                                            Manager
Keith O. Cowan(2).................................  41    Director
Michael J. Finn(1)................................  48    Director
William M. McClatchey, M.D(1).....................  49    Director
James K. Murray, III(1)...........................  35    Director
Robert P. Pinkas(2)...............................  44    Director

---------------

(1) Member of the Audit Committee of the Board of Directors.
(2) Member of the Compensation Committee of the Board of Directors.

     Mark A. Kaiser joined the Company in 1991 and has served as Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Kaiser has been a director of the Company since 1991. Prior to being recruited to Medirisk, Mr. Kaiser's experience included senior and executive management positions in sales and marketing for health care and technology companies. Before joining Medirisk, Mr. Kaiser was Vice President of Sales and Marketing for Charter Medical Corporation, the nation's largest chain of psychiatric hospitals. Mr. Kaiser was Senior Vice President of Marketing at TelecomUSA, where he worked from the early stages of the company until its acquisition by MCI Communications Corporation. Mr. Kaiser was involved in TelecomUSA's acquisition and consolidation of more than 50 companies, and he co-managed the consolidation of the TelecomUSA customer base onto standard MCI products. Mr. Kaiser holds Bachelor of Science degrees in Computer Science and Mathematics from Furman University.

     Kenneth M. Goins, Jr., has served as Vice President, Finance and Administration and Chief Financial Officer of the Company from joining Medirisk in April 1996 until December 1996 when he was elected Executive Vice President. Prior to joining the Company from 1985 until April 1996, Mr. Goins served in various capacities with First Data Corporation ("FDC") and its predecessors First Financial Management Corporation ("FFMC") and MicroBilt Corporation ("MBC"). From 1995 until April 1996, Mr. Goins was Vice President of Financial Planning and Analysis for FDC, a major financial information services company based in Atlanta. FDC acquired FFMC in October of 1995, where Mr. Goins served as Vice President of Financial Planning and Analysis from June 1994 until October 1995. During the last half of his tenure at FFMC and FDC, Mr. Goins also served as Chief Financial Officer for Unified Merchant Services, a credit card processing joint venture with NationsBank. From 1985 until June 1994, when it was acquired by FFMC, Mr. Goins was an officer of MBC. He served at various times as the Executive Vice President, Chief Financial Officer and Controller of MBC, an Atlanta-based computer software services company, from 1985 through its initial public offering and until MBC was acquired by FFMC. While at MBC and FFMC, Mr. Goins was involved in a number of acquisitions in the information and software industries. Prior to his employment with MBC, Mr. Goins was employed in various capacities by Colonial Life and Accident Insurance Company, based in Columbia, South Carolina. Mr. Goins holds a Bachelor of Science degree in Business Administration from the University of South Carolina and is a Licensed Certified Public Accountant.

     Thomas C. Kuhn has been Controller of the Company since he joined the Company in 1996. Mr. Kuhn was appointed principal accounting officer of the Company in March 1998, after having been appointed Vice President -- Finance and Administration of the Company in August 1997. Prior to joining the Company, from 1992 to 1996 Mr. Kuhn served in various capacities with FDC and its predecessors FFMC and MBC. From May 1995 until joining the Company in May 1996, Mr. Kuhn was Vice President of Working Capital Management for FFMC as well as having additional financial planning and analysis responsibilities with FDC. From March 1992 until May of 1995, Mr. Kuhn served as Controller of MBC. Prior to his employment at MBC, Mr. Kuhn was in public accounting with Clayton, Miller and Company in Atlanta, Georgia, from August 1987 until March 1992, and with Arthur Young and Company in Atlanta, Georgia, from September of 1984 until August 1987. Mr. Kuhn holds a Bachelor of Science degree in Business Administration from the University of South Carolina and is a Licensed Certified Public Accountant.

     O.B. Rawls has been Senior Vice President and Group General Manager of the Company since he joined the Company in December 1997. Prior to joining the Company, from April 1995 to December 1997, Mr. Rawls held several positions with First Data Corporation; his most recent being from June 1997 until December 1997 as General Manager International Partnership in which he negotiated and implemented an international merchant processing joint venture. Mr. Rawls served as President of Unified Merchant Services, a credit card processing joint venture with NationsBank. From 1983 until 1995, Mr. Rawls was an executive with NationsBank and its predecessor NCNB National Bank, his final position being Senior Vice President/Division Executive of Merchant Card Services for NationsBank from 1993 until 1995. Mr. Rawls holds a Bachelor of Science Degree from East Carolina University and an Executive Masters of Business Administration from Queens College.

     Keith O. Cowan has been a Director of the Company since 1997. Mr. Cowan has served as Vice President -- Corporate Development for BellSouth Corporation since May 1996. He is responsible for managing the merger and acquisition activities of BellSouth and its subsidiaries, including the identification of acquisition candidates, and the structuring and negotiation of transactions. Prior to joining BellSouth, Mr. Cowan was associated with Alston & Bird, a law firm based in Atlanta, Georgia, for 14 years, becoming a partner in the firm in 1990. His experience included the representation of public and private clients in corporate and securities transactions. During his last five years at Alston & Bird, Mr. Cowan specialized in the health care and insurance industries. Alston & Bird is the Company's legal counsel. Mr. Cowan holds a Bachelor of Arts degree from the University of North Carolina and a Juris Doctor degree from the University of Virginia.

     Michael J. Finn has been a Director of the Company since 1992. Mr. Finn is President and a Director of Brantley Capital Corporation, a publicly-traded closed-end investment company ("BCC"), and is President and a director of Brantley Capital Management, Ltd., investment advisor to BCC ("BCM"). Since 1995, Mr. Finn has also served as a general partner of the general partners of Brantley Venture Partners II, L.P. ("BVP II") and Brantley Venture Partners III, L.P. ("BVP III"), venture capital firms located in Cleveland, Ohio. From 1987 to 1995, Mr. Finn was Vice President of the Venture Capital Group of Sears Investment Management Co. in Chicago, Illinois. Mr. Finn is also a director of Rhomas Group, Inc., Silvon Software, and Pediatric Services of America, Inc. Mr. Finn has been an active investor in small businesses since 1976 and holds Bachelor of Science degree in Urban Planning and Master of Science degrees in Land Economics and Finance from Michigan State University.

     William M. McClatchey, M.D., F.A.C.P., F.A.C.R. has been a Director of the Company since 1997. Dr. McClatchey is a physician practicing in Atlanta, Georgia, specializing in primary care internal medicine and rheumatology. Dr. McClatchey has practiced medicine at the Piedmont Clinic in Atlanta since 1979. Dr. McClatchey was a member of the Board of Directors of BankSouth Corporation, N.A., and served as Chairman of its Community Development Committee. He is a member of the American College of Physicians, serving on its Committee on Medical Informatics from 1986 until 1992 and as Chairman of that committee from 1990 to 1992. Dr. McClatchey was a member of the Health Policy Advisory Committee of the Center for Strategic and International Studies in 1993 and served as Chairman of the Study Group on Preventive Health and Infrastructure in 1993. Dr. McClatchey is President and serves on the Board of Trustees of Georgia Health Decisions, Inc. a community-based not-for-profit organization working for comprehensive health care reform in Georgia. Dr. McClatchey is a member of the Georgia Coalition for Health, a 32-member group charged by Governor Zell Miller to devise a proposal to reform Georgia's Medicaid program. In addition, Dr. McClatchey is a member of the Board of Directors and Executive Committee of the Georgia Health Policy Center at Georgia State University and a member of the Information Systems Steering Committee for Promina Health System, Atlanta, Georgia.

     James K. Murray, III, has been a Director of the Company since January 1996. Since December, 1997, Mr. Murray has been Executive Vice President and Chief Financial Officer of Sykes HealthPlan Services, Inc. ("SHPS"), a joint venture between HealthPlan Services Corporation and Sykes Enterprises, Incorporated. SHPS is an information technology company that provides a full complement of benefits outsourcing services to companies worldwide. From 1995 until 1997, Mr. Murray was Executive Vice President and Chief Financial Officer of HealthPlan Services Corporation, a Tampa, Florida-based health care services company providing marketing, distribution, administrative and cost containment services on behalf of health care payors. Prior to joining HealthPlan Services from 1990 until October 1995, Mr. Murray was President and Chief Executive Officer of Plant State Bank, a federally-insured commercial bank in Hillsborough County, Florida. From 1985 to 1990, Mr. Murray was an accountant with Arthur Andersen & Co. in Atlanta, Georgia. Mr. Murray is also on the board of directors of DynaBit U.S.A., Inc., an international value added distributor of computer parts and components. Mr. Murray holds a Bachelor of Science degree in Accounting and a Master of Science degree in Finance from the University of Virginia. Mr. Murray is a Licensed Certified Public Accountant.

     Robert P. Pinkas has been a Director of the Company since 1991. Mr. Pinkas is currently Chairman of the Board, Chief Executive Officer, Treasurer and a director of Brantley Capital Corporation. Mr. Pinkas was the founding partner of Brantley Venture Partners, L.P., a venture capital fund started in 1987 ("BVP I"). Mr. Pinkas also led the formation of BVP II and BVP III. He serves as a general partner of the general partners of BVP I, BVP II, and BVP III and has worked with these and related investment partnerships since 1981. Mr. Pinkas currently serves as Chairman of the Board of Gliatech, Inc. as well as a director of Quad Systems Corporation, Pediatric Services of America, Inc. and Waterlink, Inc. Mr. Pinkas holds Bachelor of Arts degree in Government and a Master of Science degree in History from Harvard University and a Juris Doctor degree from the University of Pennsylvania.

     Under the terms of the Company's Bylaws, the members of the Board of Directors are divided into three classes, each of which serves a term of three years. Each class is to consist, as nearly as possible, of one-third of the total number of directors. The terms of Messrs. Finn and Murray will expire in 1998, the terms of Messrs. Kaiser and Pinkas will expire in 1999, and the terms of Mr. Cowan and Dr. McClatchey will expire in 2000.

     The section entitled "Section 16(a) Beneficial Owner Reporting Compliance" appearing in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 will set forth certain information with respect to the directors and executive officers of the Registrant and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal year ended December 31, 1997 for the Chief Executive Officer of the Company and the Chief Financial Officer of the Company and for Paul A. Rodwick, former Chief Operating Officer and Executive Vice President of the Company, who resigned those positions in October 1997. The Chief Executive Officer and the Chief Financial Officer of the Company and Mr. Rodwick are referred to as the "Named Executive Officers." None of the other executive officers of the Company received total annual salary and bonus in excess of $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE

                                                              YEAR ENDED DECEMBER 31, 1997
                                                              ----------------------------
NAME AND PRINCIPAL POSITIONS                                   SALARY     BONUS     OTHER
----------------------------                                  --------   -------   -------
Mark A. Kaiser..............................................  $200,500   $95,000        --
  Chairman of the Board, Chief Executive Officer and
  President
Kenneth M. Goins, Jr. ......................................  $141,711   $50,000        --
  Chief Financial Officer and Executive Vice President
Paul A. Rodwick.............................................  $157,611        --   $43,848(1)
  Former Chief Operating Officer and                                               $29,166(2)
  Executive Vice President

---------------

(1) Represents value realized on options exercised during 1997. See "-- Fiscal Year End Option Exercises and Option Values."
(2) Represents amounts paid to Mr. Rodwick for consulting services provided to the Company following Mr. Rodwick's resignation.

                          OPTION GRANTS IN FISCAL 1997

     The following table presents certain summary information concerning options granted to the Named Executive Officers in the fiscal year ending December 31, 1997:

                                                                                  POTENTIAL REALIZABLE
                                             PERCENT OF                             VALUE AT ASSUMED
                                NUMBER OF      TOTAL                              ANNUAL RATES OF STOCK
                                  SHARES     OPTIONS TO                             APPRECIATION FOR
                                UNDERLYING   EMPLOYEES                                 OPTION TERM
                                 OPTIONS         IN       EXERCISE   EXPIRATION   ---------------------
NAME                             GRANTED      1997(2)      PRICE        DATE         5%          10%
----                            ----------   ----------   --------   ----------   ---------   ---------
Mark A. Kaiser................    32,480(1)      11%      $ 7.500      6/02/07    $153,199    $388,236
Kenneth M. Goins, Jr..........    16,240(1)       6%      $ 7.625      3/21/07    $ 81,183    $202,618
                                  26,280(1)       9%      $10.500     11/07/07    $173,537    $439,777
Paul A. Rodwick...............    64,960(1)      23%      $ 7.625      3/21/07    $324,731    $810,474

---------------

(1) All options become exercisable as to 20% of the subject shares on each anniversary of the date of grant.
(2) Does not include options issued under the Medirisk, Inc. Non Management Directors Stock Option Plan.

               FISCAL YEAR END OPTION EXERCISES AND OPTION VALUES

     The following table presents certain information concerning options exercised by the Named Executive Officers in 1997 and the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

                                                              NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                   OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                    SHARES       VALUE        DECEMBER 31, 1997(#)         DECEMBER 31, 1997($)(2)
                                  ACQUIRED ON   REALIZED   ---------------------------   ---------------------------
NAME                              EXERCISE(#)    ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                              -----------   --------   -----------   -------------   -----------   -------------
Mark A. Kaiser..................        --           --      123,424        68,858       $1,317,532      $470,505
Kenneth M. Goins, Jr. ..........        --           --        6,496        68,504       $   67,289      $337,114
Paul A. Rodwick.................    12,992      $43,848           --            --               --            --

---------------

(1) Calculated by determining the difference between the fair market value of the securities underlying the option on the date of exercise and the exercise price of the options exercised by the Named Executive Officer.
(2) Calculated by determining the difference between the fair market value of the securities underlying the option at December 31, 1997 and the exercise price of the Named Executive Officers' options.

STOCK INCENTIVE PLANS

     Medirisk Stock Incentive Plan. The Board of Directors of the Company adopted and the stockholders of the Company approved the Medirisk, Inc. 1996 Stock Incentive Plan (the "1996 Incentive Plan"). Pursuant to the 1996 Incentive Plan, awards are permitted to be granted in the form of non-qualified stock options, incentive stock options, stock appreciation rights and shares of restricted stock. In addition, the 1996 Incentive Plan provides for several types of equity-based incentive compensation awards, namely performance units, performance shares, phantom stock, unrestricted bonus stock and dividend equivalent rights.

     The 1996 Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the persons to whom, and the times at which, awards will be granted, the type of awards to be granted and all other related terms and conditions of the awards, subject to certain limitations set forth in the 1996 Incentive Plan. All officers and key employees of the Company and its affiliates are eligible to participate in the Incentive Plan.

     A total of 580,645 shares of Common Stock are reserved for issuance pursuant to the 1996 Incentive Plan. In the event of a Change in Control of the Company (as defined in the 1996 Incentive Plan), stock incentives will become fully vested without regard to the exercisability of the award or any other conditions or restrictions. In connection with the Company's initial public offering, the Company caused all then-existing outstanding options (which had not been issued under any plan) to be surrendered in exchange for options with identical terms issued under the 1996 Incentive Plan. As of March 24, 1997, there were options for 523,023 shares of Common Stock outstanding under the 1996 Incentive Plan, and 36,080 shares of Common Stock are reserved for future issuance under the 1996 Incentive Plan.

     Medirisk, Inc. 1998 Qualified Employee Stock Purchase Plan. The Company's Board of Directors has adopted, subject to stockholder approval at the Annual Meeting of Stockholders to be held in May 1998, the Medirisk, Inc. 1998 Qualified Employee Stock Purchase Plan (the "ESPP"). If approved by the stockholders at the Company's Annual Meeting of Stockholders to be held in May 1998, the ESPP will be effective as of its adoption by the stockholders, and payroll deductions under the ESPP will begin on July 1, 1998. The purpose of the ESPP is to encourage employees of the Company and any participating subsidiaries to acquire a proprietary interest, or to increase their existing proprietary interest, in the Company. The ESPP will be administered by the Compensation Committee.

     The total number of shares of Common Stock for which options may be granted under the ESPP is 200,000 shares, subject to adjustment in accordance with the ESPP. The ESPP permits participating employees to purchase shares of Common Stock through payroll deduction for the lesser of (i) 85% of the fair market value of the Common Stock on the first business day of an applicable purchase period, or (ii) 85% of the fair market value of the Common Stock on the last business day of the purchase period. Applicable purchase periods are the calendar quarters of each fiscal year of the Company.

     Each employee of the Company and each employee of any designated subsidiary corporation of the Company that has adopted the ESPP for the benefit of its employees (the Company and each such other corporation being referred to herein as a "Participating Company") is eligible to participate in the ESPP, provided such employee: (i) is regularly scheduled to work at least 20 hours each week and at least five months in the calendar year, and (ii) immediately after the grant of an option to him under the ESPP would own less than five percent of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries. As of March 24, 1998, there were approximately 200 employees eligible to participate in the ESPP, but no shares or options had been issued under the ESPP.

     Medirisk Non-Management Directors' Stock Option Plan. The Medirisk, Inc. Non-Management Directors' Stock Option Plan provides for the issuance of non-qualified stock options to directors of the Company who are not employed by or otherwise affiliated with the Company. A total of 100,000 shares of Common Stock are reserved for issuance pursuant to the Directors' Plan. The effective date of the Directors' Plan was January 28, 1997, the effective date of the Company's initial public offering. As of March 24, 1997, there were options for 75,000 shares of Common Stock outstanding under the Incentive Plan.

     Medirisk, Inc. 1998 Long-Term Incentive Plan. The Board of Directors of the Company has adopted, subject to stockholder approval at the Company's Annual Meeting of Stockholders to be held in May, 1998, the Medirisk, Inc. 1998 Long-Term Incentive Plan (the "Long-Term Incentive Plan"). If approved by the stockholders at the Annual Meeting, the Long-Term Incentive Plan will be effective as of its adoption by the stockholders, and awards may be made at any time following such approval, although it is the Company's intention to grant awards with respect to shares remaining available under the 1996 Incentive Plan before granting awards under the Long-Term Incentive Plan. Pursuant to the Long-Term Incentive Plan, awards are permitted to be granted in the form of non-qualified stock options, incentive stock options, stock appreciation rights and shares of restricted stock. In addition, the Long-Term Incentive Plan provides for several types of equity-based incentive compensation awards, namely performance units, performance shares, phantom stock, unrestricted bonus stock and dividend equivalent rights.

     The Long-Term Incentive Plan will be administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the persons to whom, and the times at which, awards will be granted, the type of awards to be granted and all other related terms and conditions of the awards, subject to certain limitations set forth in the Long-Term Incentive Plan. All directors, officers and key employees of the Company and its affiliates are eligible to participate in the Long-Term Incentive Plan.

     A total of 500,000 shares of Common Stock will be reserved for issuance pursuant to the Long-Term Incentive Plan. In the event of a Change in Control of the Company (as defined in the Long-Term Incentive Plan), stock incentives will become fully vested without regard to the exercisability of the award or any other conditions or restrictions. As of March 24, 1997, there were no options or other awards outstanding under the Long-Term Incentive Plan.

EMPLOYMENT AGREEMENT

     Mr. Mark A. Kaiser is a party to an employment agreement dated as of May 31, 1996 with Medirisk pursuant to which he serves as Chairman of the Board of Directors, President and Chief Executive Officer of the Company. The agreement is for an initial term of three years from the date of the agreement with automatic one-year renewals thereafter, unless either party gives 60 days' advance notice of nonrenewal. The agreement provides for an initial annual base salary of $190,000, which may be increased annually at the discretion of the Compensation Committee, and an annual target bonus equal to 50% of his base salary for the applicable year, determined based upon Medirisk's performance with respect to goals established by the Compensation Committee. Mr. Kaiser's annual base salary was increased to $202,000 for 1997. Mr. Kaiser is also entitled to participate in all of the Company's employee benefit plans. In addition, under the agreement Mr. Kaiser was granted options to purchase up to 32,480 shares of Common Stock at $0.64 per share in 1996 and an additional 32,480 shares of Common Stock at $7.50 per share in May 1997. The agreement provides that the Company shall grant Mr. Kaiser additional options to purchase 32,480 shares on May 31, 1998. These subsequent options will have an exercise price equal to the fair market value of the Common Stock on May 31, 1998. All of the options granted under the agreement vest ratably over five years from the date of grant or immediately upon the sale or other change of control involving the Company. Mr. Kaiser's agreement contains a nondisclosure covenant, as well as covenants not to divert business or employees from the Company for one year following termination. In the event Mr. Kaiser terminates his employment for good reason, as defined in the agreement (which includes a voluntary termination by Mr. Kaiser one year after a change of control involving the Company), or if Medirisk terminates his employment other than for good cause, as defined in the agreement, Mr. Kaiser shall be entitled to continue to receive his base salary and all benefits until the later of May 31, 1999, or one year from the date of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     James K. Murray, III, a member of the Company's Board of Directors, who was a member of the Compensation Committee from January 1, 1997 until February 7, 1997, is also an Executive Vice President and Chief Financial Officer of Sykes HealthPlan Services, Inc., a joint venture between Health Plan Services Corporation and Sykes Enterprises, Incorporated. Prior to Mr. Murray's joining the Board of Directors, the Company and HPSC entered into a Securities Purchase Agreement, (the "Securities Purchase Agreement") pursuant to which the Company issued to HPSC 280,623 shares of Series B Convertible Preferred Stock for $2.0 million and Senior Subordinated Notes in an original principal amount equal to $6.9 million at par. At that time, the Company and HPSC entered into a Registration Rights Agreement giving HPSC certain demand and piggyback registration rights, a Shareholders' Agreement and Warrant Agreement. In February 1998 HPSC exercised its warrants under the Warrant Agreement and obtained 298,150 shares of Common Stock for a nominal purchase price upon such exercise. Pursuant to the Securities Purchase Agreement, HPSC has the right to name one person to be nominated to the Company's Board of Directors so long as HPSC owns or has the right to acquire at least 162,400 shares of Common Stock. In connection with the Company's initial public offering, during 1997 the Company paid $6.9 million to HPSC in repayment of the HPSC Senior Subordinated Notes, and the Series B Convertible Preferred Stock was automatically converted into 182,292 shares of Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 24, 1998: (i) by each person known to the Company to beneficially own more than five percent of the outstanding Common Stock; (ii) by each executive officer and director of the Company; and (iii) by all executive officers and directors of the Company as a group. Unless otherwise indicated, the business address of each person listed below is care of Medirisk, Inc., Two Piedmont Center, Suite 400, 3565 Piedmont Road, N.E., Atlanta, Georgia 30305.

                                                                BENEFICIAL OWNERSHIP
                                                              -------------------------
NAME                                                           NUMBER     PERCENTAGE(1)
----                                                          ---------   -------------
Brantley Venture Partners II, L.P...........................    522,745(2)      11.4%
  20600 Chagrin Boulevard
  Suite 1150 Tower East
  Cleveland, Ohio 44122
HealthPlan Services Corporation.............................    330,443          7.4
  3501 Frontage Road
  Tampa, Florida 33607
Mark A. Kaiser..............................................    396,022(3)       8.6
Kenneth M. Goins, Jr........................................     39,176(4)         *
Keith O. Cowan..............................................      4,333(5)         *
Michael J. Finn.............................................    527,728(6)      11.5
William M. McClatchey, M.D..................................     45,333(7)       1.0
James K. Murray, III........................................    333,776(8)       7.4
Robert P. Pinkas............................................    531,078(9)      11.5
Thomas C. Kuhn III..........................................      3,199(10)        *
O.B. Rawls..................................................         --            *
Laurence Powell.............................................    270,921          6.0
  P.O. Box 501085
  Atlanta, Georgia 31150
Robert Fleming Inc..........................................    287,600          6.4
  320 Park Avenue, 11th Floor
  New York, New York 10022
All directors and executive officers as a group (10
  members)..................................................  1,358,598         28.7

---------------

   * Less than one percent.
 (1) Applicable percentages of ownership are based on 4,492,802 shares of Common Stock outstanding on March 24, 1998, adjusted as required by rules promulgated by the Securities and Exchange Commission (the "SEC"). This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G (if any) filed with the SEC. Unless otherwise indicated in the Footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the percentage ownership of such person, but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person.
 (2) Includes warrants to purchase 97,440 shares of Common Stock.
 (3) Includes options to purchase 126,022 shares of Common Stock.
 (4) Includes (i) options to purchase 6,496 shares of Common Stock; and (ii) 200 shares held by Mr. Goins' minor children.
 (5) Includes options to purchase 3,333 shares of Common Stock.
 (6) Includes (i) options to purchase 3,333 shares of Common Stock, (ii) 522,745 shares owned by Brantley Venture Partners II, L.P. ("Brantley"). Mr. Finn is a partner of a partnership which is itself a general partner of Brantley and, as such, may be deemed to share voting and investment power with respect to the shares owned by Brantley. See Note 2 above.
 (7) Includes (i) options to purchase 3,333 shares of Common Stock; (ii) 10,000 shares owned by Dr. McClatchey's wife; (iii) 4,000 shares owned by a trust for the benefit of Dr. McClatchey's adult child, of which Dr. McClatchey is trustee; and (iv) 2,000 shares owned by a trust for the benefit of Dr. McClatchey's minor child, of which Dr. McClatchey is trustee.
 (8) Includes (i) options to purchase 3,333 shares of Common Stock and (ii) 330,443 shares owned by HealthPlan Services Corporation ("HPSC"). Mr. Murray was an executive officer of HPSC during a portion of 1997 and is currently an executive officer of an affiliate of HPSC and, as such, may be deemed to share voting and investment power with respect to the shares owned by HPSC.
 (9) Includes (i) options to purchase 3,333 shares of Common Stock, (ii) 522,745 shares owned by Brantley Venture Partners II, L.P. ("Brantley"). Mr. Pinkas is a partner of a partnership which is itself a general partner of Brantley and, as such, may be deemed to share voting and investment power with respect to the shares owned by Brantley. See Note 2 above.
(10) Includes options to purchase 1,299 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section above entitled "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this report:

          (1) Financial Statements.

             The Financial Statements of the Company are listed in Item 8 of
        Part II. (See Section F.)

          (2) Financial Statement Schedules.

               Independent Auditors' Report
               Schedule II -- Valuation and Qualifying Accounts
               (See Section S)

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

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.1      --  Agreement and Plan of Merger dated as of August 27, 1996, between Medirisk, Inc., a Florida corporation and Medirisk,
               Inc., a Delaware corporation.*
  2.2      --  Stock Purchase Agreement dated as of November 22, 1995, between the Company and Pamella L. Leiter*
  2.3      --  Stock Purchase Agreement dated as of March 8, 1996, between the Company, Joseph E. Thomure, Susan P. Brandt, David
               Rollins and Samuel E. Brandt.*
  2.4      --  Stock Purchase Agreement dated June 24, 1997, by and among the Company, CIVS, Inc. and the Shareholders of CIVs,
               Inc.(1)
  2.5      --  Stock Purchase Agreement dated August 28, 1997, by and among the Company and the shareholders of CareData Reports,
               Inc.(2)
  3.1      --  Certificate of Incorporation of the Company.*
  3.2      --  Bylaws of the Company.(4)
  4.1      --  See Articles IV, VI, VII and IX of the Certificate of
               Incorporation filed as Exhibit 3.1 and Articles I, II, III,
               VI and VII of the Bylaws filed as Exhibit 3.2.
  4.2      --  Specimen Stock Certificate of the Common Stock of the
               Registrant.*
 10.1      --  Securities Purchase Agreement dated January 8, 1996, between the Company and HealthPlan Services Corporation (For
               Exhibits F, G, J and E to the Securities Purchase Agreement,
               see Exhibits 10.6, 10.7, 10.8 and 10.9 hereto).*
 10.1.1    --  Amendment No. 1 to Securities Purchase Agreement.*
 10.1.2    --  Amendment No. 2 to Securities Purchase Agreement.*
 10.1.3    --  Amendment No. 3 to Securities Purchase Agreement.*
 10.2      --  EMPLOYMENT AGREEMENT DATED AS OF MAY 31, 1996, BETWEEN THE
               COMPANY AND MARK A. KAISER.*
 10.3      --  INTENTIONALLY OMITTED
 10.4      --  INTENTIONALLY OMITTED
 10.5      --  License and Services Agreement dated as of December 19,
               1997, between Medirisk of Illinois, Inc. and HEALTHSOUTH
               Corporation.(4)++
 10.6      --  Registration Rights Agreement dated as of January 9, 1996, between the Company and Pamella L. Leiter.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 10.7      --  INTENTIONALLY OMITTED
 10.8      --  INTENTIONALLY OMITTED
 10.9      --  INTENTIONALLY OMITTED
 10.10     --  Registration Rights Agreement dated as of January 9, 1996, between the Company and Health Plan Services Corporation*
 10.11     --  Form of Indemnification Agreement between the Company and each of its officers and directors.*
 10.12     --  Form of Employee Shareholder Agreement.*
 10.13     --  Medirisk, Inc. 1996 Stock Incentive Plan.*
 10.14     --  Medirisk, Inc. 1996 Non-Management Directors Stock Option
               Plan.*
 10.15     --  Registration Agreement dated as of October 28, 1996, between the Company, Brantley Venture Partners II, L.P., Chase
               Manhattan Bank N.A., as Trustee, and Laurence H. Powell.*
 10.16     --  Credit Agreement, dated as of March 28, 1997, between the
               Company, as borrower, and NationsBank, N.A. (South), as
               lender.(3)
 11.1      --  Statements of computation of pro forma net loss per share of common stock (unaudited).(4)
 21.1      --  List of Subsidiaries of the Registrant.(4)
 23.1      --  Consent of KPMG Peat Marwick LLP.(4)
 24.1      --  Powers of Attorney (See page 53)
 27.1      --  Financial Data Schedule - Medirisk, Inc. (for SEC use
               only).(4)
 27.2      --  Restated Financial Data Schedule - Medirisk, Inc. (for SEC
               use only).(4)

---------------

(1) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997.
(2) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 15, 1997.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997.
(4) Filed herewith.
 ++ Confidential Treatment pursuant to 17 CFR sec.sec. 200.80 and 240.24b-2 has been requested regarding certain portions of the indicated Exhibit, which portions have been separately filed with the Commission.

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SECTION F

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   FORM 10-K

                        MEDIRISK, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1997

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Medirisk, Inc. and Subsidiaries
  Independent Auditors' Report..............................   32
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................   33
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................   34
  Consolidated Statements of Stockholders' Equity (deficit)
     for the years ended December 31, 1997, 1996 and 1995...   35
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................   36
  Notes to Consolidated Financial Statements................   37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Medirisk, Inc.:

     We have audited the accompanying consolidated balance sheets of Medirisk, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medirisk, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               /s/ KPMG PEAT MARWICK LLP

Atlanta, Georgia
February 6, 1998

                        MEDIRISK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------     -----------
                                     ASSETS (NOTE 4)
Current assets:
  Cash and cash equivalents.................................  $  3,515,931     $   447,257
  Accounts receivable, less allowances for doubtful accounts of $147,557 and $97,439, at December 31, 1997 and 1996,
    respectively............................................     3,802,241       1,428,191
  Prepaid expenses..........................................       697,485         920,727
  Note receivable from officer (note 10)....................        22,500          22,500
  Other current assets......................................       451,513         152,184
                                                              ------------     -----------
        Total current assets................................     8,489,670       2,970,859
                                                              ------------     -----------
Property and equipment (note 3).............................     3,083,466       1,736,408
  Less accumulated depreciation and amortization............     1,444,489         893,601
                                                              ------------     -----------
    Property and equipment, net.............................     1,638,977         842,807
                                                              ------------     -----------
Excess of cost over net assets of businesses acquired, less
  accumulated amortization of $537,218 and $180,493 at
  December 31, 1997 and 1996, respectively (note 2).........     7,555,902       3,128,347
Other intangible assets, less accumulated amortization of
  $409,362 and $89,417 at December 31, 1997 and 1996,
  respectively (note 2).....................................     1,793,680         430,583
Software development costs, less accumulated amortization of
  $96,508 and $19,911 at December 31, 1997 and 1996,
  respectively..............................................     1,008,398         101,058
Note receivable from officer, excluding current portion
  (note 10).................................................        67,500          90,000
Other assets................................................       104,139         892,307
                                                              ------------     -----------
                                                              $ 20,658,266     $ 8,455,961
                                                              ============     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt and obligations
    under capital leases (notes 4, 5, and 6)................  $    168,493     $ 1,842,074
  Accounts payable..........................................       257,723         639,002
  Accrued expenses..........................................       757,975         448,749
  Income taxes payable (note 7).............................       815,791              --
  Deferred revenue..........................................     2,308,610       2,536,283
                                                              ------------     -----------
        Total current liabilities...........................     4,308,592       5,466,108
                                                              ------------     -----------
Long-term debt and obligations under capital leases,
  excluding current installments, principally related party
  debt at December 31, 1996 (notes 4, 5, and 6).............       165,251       7,194,897
Dividends payable (notes 8(b) and 8(d)).....................            --         618,010
                                                              ------------     -----------
        Total liabilities...................................     4,473,843      13,279,015
                                                              ------------     -----------
Stockholders' equity (deficit) -- (note 8):
  Preferred stock, $0.001 par value; 1,000,000 shares
    authorized; none outstanding............................            --              --
  Series A convertible preferred stock, $0.001 par value
    (estimated unaccrued aggregate involuntary liquidation
    preference $3,461,000 at December 31, 1996); no shares
    authorized, issued, or outstanding at December 31, 1997;
    3,000,000 shares authorized; 1,292,359 issued and
    outstanding shares at December 31, 1996.................            --           1,292
  Series B convertible preferred stock, $0.001 par value
    (estimated unaccrued aggregate involuntary liquidation
    preference $1,967,000 at December 31, 1996); no shares
    authorized, issued, or outstanding at December 31, 1997;
    400,000 shares authorized; 280,623 issued and
    outstanding shares at December 31, 1996 (note 5)........            --             281
  Common stock, $0.001 par value; 20,000,000 shares
    authorized; 4,193,346 and 709,943 issued and outstanding
    shares at December 31, 1997 and 1996, respectively......         4,193             710
  Additional paid-in capital................................    28,559,279       4,971,644
  Accumulated deficit.......................................   (12,379,049)     (9,796,981)
                                                              ------------     -----------
                                                                16,184,423      (4,823,054)
Commitments and contingencies (notes 6 and 8)...............            --              --
                                                              ------------     -----------
                                                              $ 20,658,266     $ 8,455,961
                                                              ============     ===========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1997          1996          1995
                                                           -----------   -----------   ----------
Revenue (note 9).........................................  $16,748,839   $ 8,904,133   $3,654,692
Salaries, wages, and benefits............................    7,909,600     6,092,792    2,577,416
Other operating expenses.................................    4,373,954     2,314,654      956,097
Depreciation and amortization............................    1,304,155       786,849      193,399
Acquired in-process research and development costs and
  integration costs (note 2).............................    4,575,025     6,180,000           --
                                                           -----------   -----------   ----------
          Operating loss.................................   (1,413,895)   (6,470,162)     (72,220)
Interest income (expense), net...........................      344,973      (703,542)     (65,433)
Other expense, net.......................................           --       (57,073)          --
                                                           -----------   -----------   ----------
          Loss before income taxes and extraordinary
            item.........................................   (1,068,922)   (7,230,777)    (137,653)
Provision for income taxes (note 7)......................     (707,000)           --           --
                                                           -----------   -----------   ----------
          Loss before extraordinary item.................   (1,775,922)   (7,230,777)    (137,653)
Extraordinary item -- loss on early extinguishment of
  debt (note 5)..........................................     (806,146)           --           --
                                                           -----------   -----------   ----------
          Net loss.......................................   (2,582,068)   (7,230,777)    (137,653)
Accretion of discount on Series A convertible preferred
  stock..................................................           --            --      (92,580)
Convertible preferred stock dividend requirement.........      (24,673)     (201,608)    (201,608)
                                                           -----------   -----------   ----------
          Net loss attributable to common stock..........  $(2,606,741)  $(7,432,385)  $ (431,841)
                                                           ===========   ===========   ==========
Net loss per share of common stock -- basic and
  diluted:...............................................
  Loss per share before extraordinary item...............  $     (0.46)  $     (4.84)  $    (0.30)
  Loss per share -- extraordinary item...................        (0.21)           --           --
                                                           -----------   -----------   ----------
          Net loss per share of common stock.............  $     (0.67)  $     (4.84)  $    (0.30)
                                                           ===========   ===========   ==========
Weighted average number of common shares used in
  calculating net loss per share of common stock -- basic
  and diluted............................................    3,918,347     1,536,159    1,427,080
                                                           ===========   ===========   ==========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                    SERIES B
                         SERIES A CONVERTIBLE      CONVERTIBLE
                           PREFERRED STOCK       PREFERRED STOCK       COMMON STOCK      ADDITIONAL
                         --------------------   -----------------   ------------------     PAID-IN     ACCUMULATED
                           SHARES     AMOUNT     SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT
                         ----------   -------   --------   ------   ---------   ------   -----------   ------------
Balance at December 31,
 1994..................          --   $    --         --   $  --      649,730   $ 650    $   492,330   $ (2,335,971)
Accretion of discount
 on Series A
 convertible preferred
 stock (note 8(b)).....          --        --         --      --           --      --             --        (92,580)
Issuance of common
 stock.................          --        --         --      --        6,496       6          1,944             --
Repayment of note
 receivable from
 stockholder (note
 8(e)).................          --        --         --      --           --      --             --             --
Accrued dividend
 payable (note 8(b))...          --        --         --      --           --      --       (201,608)            --
Net loss...............          --        --         --      --           --      --             --       (137,653)
                         ----------   -------   --------   -----    ---------   ------   -----------   ------------
Balance at December 31,
 1995..................          --        --         --      --      656,226     656        292,666     (2,566,204)
Issuance of Series B
 convertible preferred
 stock, net of issuance
 costs of $220,556
 (notes 5 and 8).......          --        --    280,623     281           --      --      1,779,163             --
Conversion of Series A
 convertible preferred
 stock from redeemable
 to nonredeemable (note
 8(b)).................   1,292,359     1,292         --      --           --      --      2,301,179             --
Issuance of common
 stock, primarily in
 acquisitions (note
 2)....................          --        --         --      --      118,677     119        137,283             --
Repayment of note
 receivable from
 stockholder (note
 8(e)).................          --        --         --      --           --      --             --             --
Forgiveness of note
 receivable from
 stockholder (note
 8(c)).................          --        --         --      --           --      --             --             --
Discount on issuance of
 debt arising from
 stock purchase
 warrants (note 5).....          --        --         --      --           --      --        573,111             --
Stock option
 compensation expense..          --        --         --      --           --      --         99,585             --
Accrued dividend
 payable (note 8(b))...          --        --         --      --           --      --       (201,608)            --
Cancellation of
 treasury stock........          --        --         --      --      (64,960)    (65)        (9,735)            --
Net loss...............          --        --         --      --           --      --             --     (7,230,777)
                         ----------   -------   --------   -----    ---------   ------   -----------   ------------
Balance at December 31,
 1996..................   1,292,359     1,292    280,623     281      709,943     710      4,971,644     (9,796,981)
Common stock issued in
 initial public
 offering (note
 8(h)).................          --        --         --      --    2,300,000   2,300     22,623,371             --
Conversion of Series A
 and Series B
 convertible preferred
 stock into common
 stock (note 8(h)).....  (1,292,359)   (1,292)  (280,623)   (281)    1,021,80   1,022            551             --
Dividends paid on
 Series A and Series B
 convertible preferred
 stock (note 8(h)).....          --        --         --      --           --      --        (24,673)            --
Issuance of common
 stock in acquisitions
 (note 2)..............          --        --         --      --      143,682     144        901,023             --
Stock option
 exercises.............          --        --         --      --       20,243      20        101,929             --
Common stock
 repurchased and
 canceled..............          --        --         --      --       (2,331)     (3)       (14,566)            --
Net loss...............          --        --         --      --           --      --             --     (2,582,068)
                         ----------   -------   --------   -----    ---------   ------   -----------   ------------
Balance at December 31,
 1997..................          --   $    --         --   $  --    4,193,346   $4,193   $28,559,279   $(12,379,049)
                         ==========   =======   ========   =====    =========   ======   ===========   ============


                                                NOTE           TOTAL
                          TREASURY STOCK     RECEIVABLE    STOCKHOLDERS'
                         -----------------      FROM          EQUITY
                         SHARES    AMOUNT    STOCKHOLDER     (DEFICIT)
                         -------   -------   -----------   -------------
Balance at December 31,
 1994..................   64,960   $(9,800)   $(75,000)     $(1,927,791)
Accretion of discount
 on Series A
 convertible preferred
 stock (note 8(b)).....       --        --          --          (92,580)
Issuance of common
 stock.................       --        --          --            1,950
Repayment of note
 receivable from
 stockholder (note
 8(e)).................       --        --      25,000           25,000
Accrued dividend
 payable (note 8(b))...       --        --          --         (201,608)
Net loss...............       --        --          --         (137,653)
                         -------   -------    --------      -----------
Balance at December 31,
 1995..................   64,960    (9,800)    (50,000)      (2,332,682)
Issuance of Series B
 convertible preferred
 stock, net of issuance
 costs of $220,556
 (notes 5 and 8).......       --        --          --        1,779,444
Conversion of Series A
 convertible preferred
 stock from redeemable
 to nonredeemable (note
 8(b)).................       --        --          --        2,302,471
Issuance of common
 stock, primarily in
 acquisitions (note
 2)....................       --        --          --          137,402
Repayment of note
 receivable from
 stockholder (note
 8(e)).................       --        --      14,000           14,000
Forgiveness of note
 receivable from
 stockholder (note
 8(c)).................       --        --      36,000           36,000
Discount on issuance of
 debt arising from
 stock purchase
 warrants (note 5).....       --        --          --          573,111
Stock option
 compensation expense..       --        --          --           99,585
Accrued dividend
 payable (note 8(b))...       --        --          --         (201,608)
Cancellation of
 treasury stock........  (64,960)    9,800          --               --
Net loss...............       --        --          --       (7,230,777)
                         -------   -------    --------      -----------
Balance at December 31,
 1996..................       --        --          --       (4,823,054)
Common stock issued in
 initial public
 offering (note
 8(h)).................       --        --          --       22,625,671
Conversion of Series A
 and Series B
 convertible preferred
 stock into common
 stock (note 8(h)).....       --        --          --               --
Dividends paid on
 Series A and Series B
 convertible preferred
 stock (note 8(h)).....       --        --          --          (24,673)
Issuance of common
 stock in acquisitions
 (note 2)..............       --        --          --          901,167
Stock option
 exercises.............       --        --          --          101,949
Common stock
 repurchased and
 canceled..............       --        --          --          (14,569)
Net loss...............       --        --          --       (2,582,068)
                         -------   -------    --------      -----------
Balance at December 31,
 1997..................       --   $    --    $     --      $16,184,423
                         =======   =======    ========      ===========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997          1996         1995
                                                              -----------   -----------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(2,582,068)  $(7,230,777)  $(137,653)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Acquired in-process research and development costs......    4,375,000     6,180,000          --
    Depreciation and amortization...........................    1,304,155       786,849     193,399
    Loss due to early extinguishment of debt................      806,146            --          --
    Other...................................................           --       135,585          --
    Decrease (increase) in:
      Accounts receivable...................................   (1,925,277)     (447,120)   (273,620)
      Other assets..........................................      137,848      (846,014)     (5,339)
    Increase (decrease) in:
      Accounts payable......................................     (870,028)      353,520      83,456
      Accrued expenses and other liabilities................     (175,425)      151,405      78,152
      Deferred revenue......................................   (1,766,992)      154,158      76,921
                                                              -----------   -----------   ---------
        Net cash (used in) provided by operating
          activities........................................     (696,641)     (762,394)     15,316
                                                              -----------   -----------   ---------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired...........   (7,386,208)   (6,925,393)         --
  Purchases of property and equipment.......................     (948,833)     (138,792)         --
  Additions to software development costs...................     (983,937)     (120,969)         --
  Repayment of (loan to) officer............................       22,500      (112,500)         --
                                                              -----------   -----------   ---------
        Net cash used in investing activities...............   (9,296,478)   (7,297,654)         --
                                                              -----------   -----------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock and stock option
    exercises...............................................   22,727,620        15,084       1,950
  Common stock repurchased and canceled.....................      (14,569)           --          --
  Proceeds from issuance of Series B convertible preferred
    stock...................................................           --     2,000,000          --
  Payments for Series B convertible preferred stock issuance
    costs...................................................           --      (220,556)         --
  Payment of preferred stock dividends......................     (642,683)           --          --
  Proceeds from issuance of long-term debt, principally
    related party...........................................           --     7,407,086          --
  Payments for debt issuance costs..........................           --      (345,000)         --
  Payments on long-term debt and obligations under capital
    leases..................................................   (9,008,575)     (652,147)   (167,053)
  Repayment of note receivable from stockholder.............           --        14,000      25,000
                                                              -----------   -----------   ---------
        Net cash provided by (used in) financing
          activities........................................   13,061,793     8,218,467    (140,103)
                                                              -----------   -----------   ---------
        Net increase (decrease) in cash and cash
          equivalents.......................................  $ 3,068,674   $   158,419   $(124,787)
Cash and cash equivalents at beginning of period............      447,257       288,838     413,625
                                                              -----------   -----------   ---------
Cash and cash equivalents at end of period..................  $ 3,515,931   $   447,257   $ 288,838
                                                              ===========   ===========   =========
Supplemental disclosure of cash flow information -- cash
  paid during the period for interest.......................  $   129,771   $   736,432   $  65,433
                                                              ===========   ===========   =========
Supplemental disclosures of noncash activities:
  Purchase of computer and office equipment under capital
    lease arrangements......................................  $        --   $   332,035   $ 191,563
                                                              ===========   ===========   =========
  Discount on issuance of debt arising from stock purchase
    warrants................................................  $        --   $   573,111   $      --
                                                              ===========   ===========   =========
  Accrual of dividend payable on Series A convertible
    preferred stock.........................................  $        --   $   201,608   $ 201,608
                                                              ===========   ===========   =========
Acquisitions of businesses:
  Fair value of assets acquired.............................  $ 8,249,588   $ 4,909,167   $      --
  Acquired in-process research and development costs........    4,375,000     6,180,000          --
  Fair value of liabilities assumed.........................   (3,600,535)   (2,961,849)         --
  Common stock issued.......................................     (901,167)     (122,318)         --
  Debt issued...............................................           --    (1,076,000)         --
                                                              -----------   -----------   ---------
        Total cash paid for acquisitions....................    8,122,886     6,929,000          --
Cash acquired...............................................     (736,678)       (3,607)         --
        Net cash paid for acquisitions......................  $ 7,386,208   $ 6,925,393   $      --
                                                              ===========   ===========   =========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Medirisk, Inc. (the "Company") is a provider of proprietary database products, decision-support software and analytical services to the health care industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess patient satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist health care industry participants in measuring the performance of health care payors and providers.

     Applications of Medirisk's products include pricing managed care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing health care delivery networks, and marketing health care services. The Company actively sells its products to leading health plans, insurers, hospitals, large multi-specialty physician groups, physician practice management companies, employers, and pharmaceutical companies, as well as smaller customers, including single-specialty physician groups.

  (b) Basis of Financial Statement Presentation

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, income and expenses for the period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of Medirisk, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Cash Equivalents

     Cash equivalents at December 31, 1997 and 1996 included amounts of $2,106,963 and $145,897, respectively, invested in money market accounts with a major brokerage firm. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (d) Revenue Recognition

     The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts which provide for the payment of nonrefundable annual fees, often in advance of use or shipment, or of quarterly fees generally billed in advance of service delivery. The products are segregated into three types: market performance, clinical performance, and physician credentials products. The market performance products provide customers with information from the Company's market performance product databases. Revenue on these sales is recognized upon the delivery of the data. The Company also licenses the exclusive rights to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenues from noncustomized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and
(ii) credentials reports that validate physicians' education, training, and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. All other revenue, including fees for training, consulting fees, and other miscellaneous services, is recognized upon the performance of the applicable services.

  (e) Deferred Revenue

     Deferred revenue represents accounts receivable and payments to the Company by customers in advance of revenue recognition.

  (f) Accounts Receivable

     The Company enters into multi-year, non-cancelable subscription contracts, for which the associated receivables are recorded as accounts receivable and deferred revenue when they become due. The contract balances are due at the beginning of their respective annual anniversary dates.

  (g) Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Amortization of assets acquired under capital lease arrangements not transferring ownership or without a bargain purchase option is recorded using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

  (h) Excess of Cost Over Net Assets of Businesses Acquired

     The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straightline method over a period of 15 years. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies, and the adaptability to changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks.

  (i) Other Intangible Assets

     Other intangible assets are comprised mainly of acquired products and acquired customer contracts. The costs of acquired products and acquired customer contracts from business acquisitions are derived using a fair value method of allocation. Other intangible assets are being amortized using the straight-line method over five years. The Company makes an ongoing assessment of the recoverability of its intangible assets by comparing the amount capitalized for each asset to the estimated net realizable value ("NRV") of the asset. If the NRV is less than the amount capitalized, a write-down to NRV is recorded.

  (j) Research and Development Costs and Software Development Costs

     Research and development costs are expensed as incurred. Amounts expensed for research and development for the years ended December 31, 1997, 1996, and 1995, were $2,149,155, $951,645, and $221,943, respectively.

     The Company capitalizes software development costs by project, commencing when technological feasibility for the respective product is established and concluding when the product is ready for general release to customers. The Company makes an ongoing assessment of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated NRV of the product. If the NRV is less than the amount capitalized, a write-down to NRV is recorded. The Company capitalized computer software development costs of $983,937 and $120,969 for the years ended December 31, 1997 and 1996, respectively. Capitalized computer software development costs are being amortized using the straight-line method over an estimated useful life of five years. Amortization expense was $76,597 and $19,911 for the years ended December 31, 1997 and 1996, respectively.

  (k) Stock Option Plans

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. The pro forma effects of SFAS 123 for 1997 and 1996 are presented in footnote 8(c). The effects of SFAS 123 for 1995 are not material to the Company's consolidated financial statements and, therefore, the pro forma and other disclosure requirements have not been presented.

  (l) Net Loss Per Share of Common Stock

     On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options.

     Retroactive restatement has been made to share and per share amounts for the reverse stock split (see note 8(g)) and conversion of all of the Company's Series A convertible preferred stock and Series B convertible preferred stock into common stock which occurred upon consummation of the Company's initial public offering in January 1997 (see note 8(h)). Weighted average number of shares of common stock outstanding through December 31, 1996 has been calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98") whereby common stock, options, warrants, or other potentially dilutive instruments that are issued for nominal consideration ("nominal issuances") during the periods covered by statements of operations included in the Registration Statement for an initial public offering are reflected in earnings per share calculations in a manner similar to a stock split or stock dividend for which retroactive restatement is required. The Company had nominal issuances in the periods covered by its Registration Statement for its initial public offering. The computation of diluted net loss per share of common stock was antidilutive in each of the periods presented; therefore, the amounts reported for basic and diluted net loss per share are the same.

     All prior period net loss per share data presented in these consolidated financial statements have been restated to conform to the provisions of SFAS 128 and SAB 98.

  (m) Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

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

  (n) Income Taxes

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(2) BUSINESS ACQUISITIONS

1997 ACQUISITIONS

  Staff-Link, Inc. ("Staff-Link")

     In May 1997, the Company acquired substantially all of the assets of Staff-Link of St. Louis, Missouri, a provider of a physician database and related software utilities designed to assist health care organizations with their in-house recruiting efforts. The Company purchased Staff-Link, Inc. for $300,000 in cash and the assumption of net assets of $251,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in acquired customer contracts of approximately $527,000 and excess of cost over net assets acquired of approximately $49,000.

  CIVS, Inc. ("CIVS")

     Effective June 1, 1997, the Company acquired all of the outstanding shares of CIVS of Rockville, Maryland, a leading national provider of credentialing services to hospitals and managed care organizations for approximately $3,500,000 in cash and 129,166 shares of the Company's common stock and the assumption of net assets of $76,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of approximately $3,100,000, acquired products of approximately $415,000, and excess of cost over net assets acquired of approximately $1,100,000. Contingent consideration will be paid by the Company based upon a multiple of CIVS's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess cost over net assets acquired and amortized prospectively.

  CareData Reports, Inc. ("CareData")

     Effective August 1, 1997, the Company acquired all of the outstanding shares of CareData of New York, New York, which creates reports analyzing consumer satisfaction with more than 150 aspects of managed health care plans and ranks specific health plans accordingly. CareData's products are used by managed care plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products. The Company purchased CareData for approximately $4,100,000 in cash and 14,516 shares of Medirisk common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in in-process research and development costs of approximately $975,000, acquired products of approximately $200,000, and excess of cost over net assets acquired of approximately $2,900,000. Contingent consideration will be paid by the Company based upon a multiple of CareData's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess cost over net assets acquired and amortized prospectively.

  Medsource, Inc. ("Medsource")

     In November 1997, the Company acquired all of the outstanding shares of Medsource of St. Paul, Minnesota, which licenses databases of physician information for use in recruiting physicians, developing health care networks, and marketing hospitals. The Company purchased Medsource for $250,000 in cash and the assumption of net liabilities of $805,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of approximately $300,000, acquired products of approximately $125,000, and excess of cost over net assets acquired of approximately $755,000. Contingent consideration will be paid by the Company based upon a multiple of Medsource's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess cost over net assets acquired and amortized prospectively.

  Integration Activities

     The Company incurred approximately $200,000 of integration costs during 1997 for these 1997 acquisitions.

1996 ACQUISITIONS

  Formations in HealthCare, Inc. ("Formations")

     In January 1996, the Company acquired Formations of Chicago, Illinois for approximately $1,475,000 in cash, 99,466 shares of the Company's common stock, and options to purchase 28,947 shares of the Company's common stock at an exercise price of $0.64 per share. Formations provides clinical performance products that allow customers to measure outcomes across a range of care within a variety of medical specialties. These products also enable both payers and providers to measure clinical outcomes and apply that information to attract and retain managed care arrangements and to improve quality of clinical care. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of approximately $1,040,000, acquired products of approximately $170,000, and excess of cost over net assets acquired of approximately $422,000.

  PracticeMatch, Inc. ("PracticeMatch")

     In March 1996, the Company acquired PracticeMatch of St. Louis, Missouri for approximately $5,454,000 in cash and $1,076,000 in promissory notes and assumed net liabilities of $1,897,002. PracticeMatch offers a database containing detailed information concerning physicians who are candidates for new practice affiliations. The Company licenses its physician database products to assist customers in cost-effective in-house recruiting of physicians. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in process research and development costs of approximately $5,140,000, acquired products of approximately $350,000, and excess of cost over net assets acquired of approximately $2,887,000.

PRO FORMA RESULTS

     Unaudited pro forma results of operations as if the above acquisitions occurred on January 1, 1996 are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Revenues....................................................  $19,767,000   $15,167,000
                                                              ===========   ===========
Net income (loss)...........................................  $   134,000   $(2,216,000)
                                                              ===========   ===========
Net income (loss) per share.................................  $      0.03   $     (1.32)
                                                              ===========   ===========

     The pro forma results include the historical accounts of the Company and the acquired entities adjusted to reflect the effects of the depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the assets acquired, additional interest expense related to notes payable issued in connection with the acquisitions, and the reversal of the nonrecurring acquired in-process research and development costs recorded in connection with the acquisitions. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired entities been combined in 1997 and 1996.

(3) PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Furniture and fixtures......................................  $  354,744   $  344,365
Computer and office equipment...............................   2,523,240    1,329,294
Leasehold improvements......................................     205,482       62,749
                                                              ----------   ----------
                                                              $3,083,466   $1,736,408
                                                              ==========   ==========

     Included in property and equipment is equipment under capital lease arrangements with a cost of $967,929 and $937,020 and accumulated amortization of $671,563 and $533,983 at December 31, 1997 and 1996, respectively.

     Amortization of equipment held under capital lease arrangements is included in depreciation expense.

(4) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt and obligations under capital leases are summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------   ----------
10% unsecured senior subordinated note payable; paid off in
  1997 (see note 5).........................................  $     --   $6,900,000
10% unsecured notes payable resulting from PracticeMatch
  acquisition; paid off in 1997.............................        --    1,076,000
Unsecured line of credit payable to bank; paid off in
  1997......................................................        --      507,086
9% unsecured note payable to related party; paid off in
  1997......................................................        --      137,228
Obligations under capital leases, due in monthly
  installments expiring at various dates through February
  2001, at varying interest rates, secured by property and
  equipment (note 6(a)).....................................   214,631      416,657
Other debt assumed in an acquisition with varying interest
  rates and maturity dates..................................   119,113           --
                                                              --------   ----------
                                                               333,744    9,036,971
Less current installments...................................   168,493    1,842,074
                                                              --------   ----------
          Total long-term debt and obligations under capital
            leases, excluding current installments..........  $165,251   $7,194,897
                                                              ========   ==========

     Future minimum debt payments and obligations under capital leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
1998........................................................  $168,493
1999........................................................   153,081
2000........................................................    10,483
2001........................................................     1,687
                                                              --------
                                                              $333,744
                                                              ========

     Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

     On March 28, 1997, the Company entered into a two-year $10,000,000 line of credit agreement (the "Credit Agreement") with a commercial bank. Borrowings under the Credit Agreement accrue interest at either prime or LIBOR plus 1.65% to 2.25%, depending on interest rate elections made by the Company and certain financial ratio positions as defined in the Credit Agreement. Interest on borrowings is payable monthly and principal is due at expiration of the Credit Agreement, March 28, 1999. Borrowings under the Credit Agreement are subject to certain customary financial covenants and dividend restrictions and are secured by substantially all of the Company's assets. There were no borrowings under the Credit Agreement during 1997.

(5) HEALTHPLAN SERVICES SECURITIES PURCHASE AGREEMENT (SEE NOTE 8(H))

     On January 8, 1996, for the purpose of financing the Company's ongoing acquisition program and working capital needs, the Company and HealthPlan Services Corporation ("HPSC"), entered into a Securities Purchase Agreement (the "Agreement"). Under the Agreement, HPSC purchased 280,623 shares of the Company's Series B convertible preferred stock for $2,000,000 (see note 8) and agreed to purchase up to $10,000,000 in original principal amount of senior subordinated notes. In addition, HPSC would be issued warrants to purchase up to 432,101 shares of the Company's common stock for $0.015 per share, based upon the amount of senior subordinated debt purchased. HPSC's obligation to purchase senior subordinated notes under the Agreement terminated upon the earliest to occur of (i) an initial public offering of the Company; (ii) a change of control of the Company; (iii) an event of default; (iv) January 8, 1999; or (v) the death or termination of employment of the Company's Chairman and Chief Executive Officer.

     On March 13, 1996, the Company sold a $6,900,000 senior subordinated note to HPSC. The note bore interest at 10% payable quarterly and was due upon the earliest to occur of (i) an initial public offering by the Company; (ii) a change of control of the Company; or (iii) at maturity on January 8, 2003. Warrants to purchase 298,150 shares of the Company's common stock were issued to HPSC in connection with issuance of this note. The proceeds received were allocated to the notes and the warrants based on their relative fair values resulting in a discount of $573,111 on the note, which was being amortized over the life of the note.

     On January 31, 1997, the Company consummated an initial public offering (see note 8(h)). As a result, the Agreement was terminated and the $6,900,000 note payable to HPSC was repaid. The Company recorded a charge of $806,146 for early extinguishment of debt relating to the unamortized note discount and related deferred financing costs.

(6) COMMITMENTS

  (a) Leases

     The Company has entered into noncancelable capital and operating lease agreements for office space, furniture and fixtures, and computer and office equipment. Future minimum payments under all such noncancelable capital and operating leases as of December 31, 1997 are as follows:

                                                                               CAPITAL
YEAR ENDING DECEMBER 31,                                      OPERATING       (NOTE 4)
------------------------                                      ----------   ---------------
1998........................................................  $  932,949      $170,403
1999........................................................     631,256        58,305
2000........................................................     538,818        11,558
2001........................................................     402,299         1,925
2002 and thereafter.........................................      24,150            --
                                                              ----------      --------
                                                              $2,529,472      $242,191
                                                              ==========
Less amount representing interest and sales taxes...........                    27,560
                                                                              --------
                                                                              $214,631
                                                                              ========

     Rental expense for noncancelable operating leases was $661,302, $412,407, and $212,547 for the years ended December 31, 1997, 1996, and 1995, respectively.

  (b) Employment Agreement

     The Company has entered into an Employment Agreement (the "Employment Agreement") with the Company's Chairman and Chief Executive Officer (the "CEO"). The Employment Agreement provides for a base salary subject to annual increases at the discretion of the compensation committee, annual performance bonuses based upon attaining certain goals established by the compensation committee, minimum annual stock option grants, and certain severance benefits in the event of termination. The Employment Agreement expires on May 31, 1999 and is automatically renewable for one-year terms thereafter, subject to termination by the Company or the CEO upon 60 days' notice.

  (c) Employee Benefit Plan

     The Company maintains a 401(k) plan (the "Plan") for the benefit of all eligible employees. The Plan provides for employer matching contributions at the discretion of the Company's management. The Company has not paid or accrued an amount for matching contributions since the inception of the Plan.

(7) INCOME TAXES

     Income tax expense for the year ended December 31, 1997 was $707,000. All of the $707,000 is current; $640,000 is federal and $67,000 is state tax expense.

     Because of operating losses, net operating loss carryforwards, and other factors, the Company did not provide any income tax expense for the years ended December 31, 1996, and 1995. A reconciliation of the expected income tax (benefit) expense (based on a U.S. Federal statutory tax rate of 34%) to the actual income taxes is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                     -----------------------------------
                                                        1997         1996         1995
                                                     ----------   -----------   --------
Computed "expected" tax (benefit) expense..........  $ (363,433)  $(2,458,464)  $(46,802)
In-process research and development costs expensed
  for financial accounting purposes, not deductible
  for tax purposes.................................   1,706,250            --         --
Increase (decrease) in the valuation allowance for
  deferred income taxes............................    (568,217)    2,774,215     43,101
State income taxes, net of Federal income tax
  effect...........................................     (93,753)     (361,539)    (6,883)
Other..............................................      26,153        45,788     10,584
                                                     ----------   -----------   --------
Actual income taxes................................  $  707,000   $        --   $     --
                                                     ==========   ===========   ========

     The tax effects of temporary differences and carryforwards which give rise to deferred income tax assets and liabilities are presented below:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Deferred income tax assets:
  Acquired in-process research and development costs........  $2,116,682   $2,277,362
  Net operating loss carryforwards..........................     737,990    1,049,990
  Deferred revenue..........................................      99,510      201,276
  Property and equipment depreciation differences...........     182,845       97,006
  Other.....................................................     392,685       29,766
                                                              ----------   ----------
          Total gross deferred income tax assets............   3,529,712    3,655,400
Less valuation allowance....................................   2,540,121    3,108,338
                                                              ----------   ----------
          Deferred income tax assets, net of valuation
            allowance.......................................     989,591      547,062
                                                              ----------   ----------
Deferred income tax liabilities:
  Intangible assets.........................................     462,186      547,062
  Capitalized software costs................................     527,405           --
                                                              ----------   ----------
          Net deferred income tax asset and liability.......  $       --   $       --
                                                              ==========   ==========

     The net change in the valuation allowance for the years ended December 31, 1997 and 1996 was a (decrease) increase of $(568,217) and $2,774,215, respectively. Deferred income tax assets and liabilities are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce the deferred income tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include: (1) taxable income in the current year or prior years that is available through carryback; (2) future taxable income that will result from the reversal of existing taxable temporary differences; and (3) taxable income generated by future operations.

     The valuation allowance at December 31, 1997 includes approximately $1.0 million that will reduce goodwill if and when the tax benefits from an acquired net operating loss are subsequently recognized.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $1.9 million, which expire beginning in 2006 through 2011. Under Internal Revenue Code Section 382, the Company's use of net operating loss carryforwards is limited to approximately $1,100,000 per year as a result of the Company's initial public offering completed in January 1997 (see note 8(h)). Approximately $1.0 million of the net operating loss at December 31, 1997 relates to loss carryforwards acquired in connection with the 1997 Acquisitions. Accordingly, such losses are limited to income generated by the acquired entity as well as substantial annual limitations.

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

  (b) Series A and Series B Convertible Preferred Stock (see note 8(h))

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

     The holders of the Company's Series A CPS were entitled to dividends on a cumulative basis at 8% which began on April 5, 1994. The holders of the Company's Series B convertible preferred stock (Series B "CPS") were entitled to dividends on a cumulative basis at 8% beginning on January 8, 1997. The Series A CPS and Series B CPS were convertible at the option of the holder at any time into common stock at a ratio of 0.6496 share for one share, subject to adjustment in certain circumstances, and the holders of the Series A CPS and Series B CPS carried voting power equivalent to the number of common shares into which their preferred shares could be converted. Furthermore, the Company was restricted from paying dividends on the Company's common stock until all unpaid dividends on the Series A CPS and Series B CPS were paid. In no event could the Series A CPS and Series B CPS dividends be paid until payment in full of the senior subordinated note payable. These dividends payable were classified as noncurrent at December 31, 1996 (see note 8(h)).

     In the event of liquidation, holders of the Series A CPS and Series B CPS were entitled to the sum of (a) $1.95 per preferred share for Series A CPS and $7.13 per preferred share for Series B CPS, (b) all accrued and unpaid dividends, and (c) the portion of the fair market value of the assets and liabilities of the Company attributable to the Series A CPS and Series B CPS holders determined by the number of common shares that would be held by the Series A CPS and Series B CPS holders upon conversion to common stock. Additionally, the Series A CPS and Series B CPS would automatically convert upon the occurrence of certain future events such as an initial public offering, as defined, and the Company was required to obtain prior approval of the holders of the Series A CPS and Series B CPS to effect certain transactions. The holders of the Series A CPS and Series B CPS also carried certain other rights and privileges, as further defined in the agreements.

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

     As a result of the Company's initial public offering in January 1997, the Series A CPS and Series B CPS were converted into 1,021,809 shares of common stock of the Company.

  (c) Stock Options

     The Company periodically grants stock options to encourage stock ownership by, and retain the services of, certain key employees. Options granted are determined at the discretion of the Board of Directors. All options granted are earned over a five-year vesting period at 20% per year, and expire at the earlier of three months after termination of employment or ten years from date of grant.

     In October 1996, the Board of Directors of the Company adopted the Medirisk, Inc. 1996 Stock Incentive Plan (the "Incentive Plan") and the Medirisk, Inc. Non-Management Directors' Stock Option Plan (the "Directors' Plan"). A total of 580,645 shares of common stock have been reserved for issuance under the Incentive Plan and 100,000 shares of common stock have been reserved for issuance under the Directors' Plan.

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net earnings (loss) and pro forma earnings (loss) per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The pro forma effect for 1995 is not material. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased as follows:

                                                               1997           1996
                                                            -----------    -----------
Net loss..................................................  $(3,062,437)   $(7,239,628)
Loss per share............................................  $     (0.78)   $     (4.71)

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, and the options generally have a five-year vesting period, the pro forma effect will not be fully reflected until 1999.

     The per share weighted-average fair values of stock options granted during 1997 and 1996 were $7.02 and $0.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               1997      1996
                                                              -------   -------
Expected volatility.........................................    66%       0%
Expected dividend yield.....................................   none      none
Risk-free interest rate.....................................    6%        6%
Expected life of options....................................  7 years   7 years

     The following table summarizes option plan activity for the years ended December 31, 1997, 1996, and 1995:

                                                                OPTION PRICE PER SHARE
                                                              --------------------------
                                                                                WEIGHTED
                                                    SHARES         RANGE        AVERAGE
                                                    -------   ---------------   --------
  Options outstanding at December 31, 1994........  197,382   $0.30 - 0.64143   $0.33428
  Granted.........................................   63,661           0.64143    0.64143
  Exercised.......................................   (6,496)             0.30       0.30
  Canceled........................................  (37,027)   0.30 - 0.64143    0.36068
                                                    -------
  Options outstanding at December 31, 1995........  217,520    0.30 - 0.64143    0.42070
  Granted.........................................  176,731           0.64143    0.64143
  Exercised.......................................  (11,693)   0.30 - 0.64143    0.58452
  Canceled........................................  (63,630)   0.30 - 0.64143    0.57471
                                                    -------
  Options outstanding at December 31, 1996........  318,928    0.30 - 0.64143    0.50628
  Granted.........................................  335,877       7.625-11.00    9.45027
  Exercised.......................................  (20,243)     0.30 - 7.625    5.03626
  Canceled........................................  (60,240)     0.30 - 7.625    6.66576
                                                    -------
  Options outstanding at December 31, 1997........  574,322   $  0.30 - 11.00    4.93386
                                                    =======
  Options exercisable at December 31, 1997........  160,196   $0.30 - 0.64143   $6.39429
                                                    =======   ===============   ========

     The following table summarizes information about options outstanding and exercisable at December 31, 1997:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  -------------------------------------------------   -------------------------------
                      NUMBER          WEIGHTED-                           NUMBER
                  OUTSTANDING AT       AVERAGE         WEIGHTED-      EXERCISABLE AT     WEIGHTED-
   RANGE OF        DECEMBER 31,       REMAINING         AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES        1997        CONTRACTUAL LIFE  EXERCISE PRICE        1997        EXERCISE PRICE
---------------   --------------   ----------------  --------------   --------------   --------------
$ 0.30 -  5.00       303,405       78 months           $ 0.51019         160,196          $0.39429
  5.00 - 10.00        64,960       113                   7.56250              --                --
 10.00 - 15.00       205,957       118                  10.62138              --                --
                     -------       ----------------    ---------         -------          --------
                     574,322       96 months           $ 4.93382         160,196          $0.39429
                     =======       ================    =========         =======          ========

  (d) Stockholders' Agreement (see note 8(h))

     The Company is party to a Stockholders' Agreement (the "Stockholders' Agreement") among all preferred and common stockholders of the Company which includes restrictions and requirements, certain of which are disclosed below. The Stockholders' Agreement establishes the composition of the Company's Board of Directors and provides for restrictions on the transfer of the Company's shares. Additionally, the Stockholders' Agreement provided for a one-time dividend to Series A CPS holders equivalent to 4% of the original purchase price of the Series A CPS. The dividend was cumulative and accrued from April 5, 1993 to April 5, 1994. In no event could the Series A CPS onetime dividend be paid until payment in full of the senior subordinated note payable. This dividend payable was classified as noncurrent at December 31, 1996.

     The Company was required to reserve at all times common shares sufficient to satisfy the exercise of all outstanding stock options and warrants, and to satisfy the conversion of all Series A CPS and Series B CPS.

     As a result of the Company's initial public offering in January 1997, the Stockholders' Agreement was terminated and the dividend payable was paid (see note 8(h)).

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

     Also, as discussed in note 5, in March 1996, the Company issued to HPSC warrants to purchase 298,150 shares of the Company's common stock at an exercise price of $.015 per share. The common stock purchase warrants were exercised subsequent to December 31,1997.

  (g) Common Stock Reverse Split

     In December 1996, the Company's Board of Directors approved an amendment to its certificate of incorporation which effected a 0.6496-for-one reverse stock split. All references to common stock, stock options, and warrants in these consolidated financial statements have been adjusted to reflect this amendment as if it had occurred prior to January 1, 1995.

  (h) Initial Public Offering

     On January 31, 1997, the Company sold 2,300,000 shares of its common stock in an initial public offering in which it received approximately $22,626,000, net of offering expenses of approximately $750,000. As a result of the consummation of the offering, the Series A CPS and Series B CPS were converted into 1,021,809 shares of common stock of the Company, the HPSC Agreement was terminated, and the Stockholders' Agreement was terminated. In addition, all of the Company's dividends payable and debt, excluding obligations under capital leases, were repaid.

(9) MAJOR CUSTOMER

     For the years ended December 31, 1997, 1996 and 1995, one customer accounted for approximately 16%, 15%, and 9%, respectively, of total revenues.

(10) NOTE RECEIVABLE FROM OFFICER

     In June 1996, the Company loaned $112,500 to an officer of the Company in the form of an unsecured promissory note. The note is to be repaid in five equal annual installments of $22,500 each, due and payable on the first through fifth anniversaries of the date of the note. Interest accrues at a rate of 8.25% per annum and is due and payable by the officer on the date each principal payment is due. The first annual installment of $22,500 was paid in June 1997.

                                   SECTION S

                         FINANCIAL STATEMENT SCHEDULES

                                                                     SCHEDULE II

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Medirisk, Inc.

     Under date of February 6, 1998, we reported on the consolidated balance sheets of Medirisk, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on Form 10-K for the year 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG PEAT MARWICK LLP

Atlanta, Georgia
February, 6, 1998

                                                                     SCHEDULE II

                        MEDIRISK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                        ---------------------------
                                           BALANCE AT                    CHARGES TO
                                           BEGINNING      CHARGES TO     COSTS AND       NET        BALANCE AT
DESCRIPTION                                OF PERIOD    OTHER ACCOUNTS    EXPENSES    DEDUCTIONS   END OF PERIOD
-----------                                ----------   --------------   ----------   ----------   -------------
December 31, 1995
  Allowance for doubtful accounts........        --             --             --           --             --
December 31, 1996
  Allowance for doubtful accounts........        --         47,439(1)      50,000           --         97,439
December 31, 1997
  Allowance for doubtful accounts........    97,439        150,000(1)      92,000      191,882        147,557

---------------

(1) Represents beginning balance in allowance for doubtful accounts of acquired companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1998.

                                          MEDIRISK, INC.

                                          By:   /s/ KENNETH M. GOINS, JR.
                                            ------------------------------------
                                                   Kenneth M. Goins, Jr.
                                                  Executive Vice President

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Kaiser and Kenneth M. Goins, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ MARK A. KAISER                    Chairman, Chief Executive        March 26, 1998
-----------------------------------------------------    Officer, President (principal
                   Mark A. Kaiser                        executive officer) and
                                                         Director

              /s/ KENNETH M. GOINS, JR.                Chief Financial Officer,         March 26, 1998
-----------------------------------------------------    Executive Vice President
                Kenneth M. Goins, Jr.                    (principal financial officer)

                 /s/ KEITH O. COWAN                    Director                         March 26, 1998
-----------------------------------------------------
                   Keith O. Cowan

                 /s/ MICHAEL J. FINN                   Director                         March 26, 1998
-----------------------------------------------------
                   Michael J. Finn

           /s/ WILLIAM M. MCCLATCHEY, M.D.             Director                         March 26, 1998
-----------------------------------------------------
             William M. McClatchey, M.D.

              /s/ JAMES K. MURRAY, III                 Director                         March 26, 1998
-----------------------------------------------------
                James K. Murray, III

                /s/ ROBERT P. PINKAS                   Director                         March 26, 1998
-----------------------------------------------------
                  Robert P. Pinkas