Form 10-K/A
period 1997-12-31
MEDIRISK INC
filed 1998-04-29
CIK 927456

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-22005

                             ---------------------

                                 MEDIRISK, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                    DELAWARE                                         58-2256400
 (State or other jurisdiction of incorporation)         (I.R.S. Employer Identification No.)
        TWO PIEDMONT CENTER, SUITE 400,                              30305-1502
           3565 PIEDMONT ROAD, N.E.,                                 (zip code)
                ATLANTA, GEORGIA
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (404) 364-6700

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information concerning the executive officers and directors of the Company is hereby added to Part III, Item 10:

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the Nasdaq National Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% stockholders are required by the rules of the Securities and Exchange Commission to furnish the Company with copies of all reports they file under Section 16(a). To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from its executive officers and directors that no other reports were required, all
Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended December 31, 1997, except that: (i) Mr. Finn failed to file a timely Form 4 Report with respect to his purchase of 1,500 shares of Common Stock in January 1997; (ii) Mr. Goins failed to file timely Form 4 Reports with respect to a purchase for the benefit of his minor son of 100 shares of Common Stock in January 1997 and a purchase for the benefit of his minor daughter of 100 shares of Common Stock in January 1997; (iii) Dr. McClatchey failed to file timely Form 4 Reports with respect to the following transactions: (a) a direct purchase of 10,000 shares of Common Stock in January 1997, (b) a purchase in January 1997 of 10,000 shares of Common Stock by a trust for the benefit of Dr. McClatchey's wife, of which Dr. McClatchey was then a trustee, (c) two purchases in November 1997 each of 2,000 shares of Common Stock by a trust for the benefit of Dr. McClatchey's adult son, of which Dr. McClatchey is trustee, (d) a purchase in November 1997 of 2,000 shares of Common Stock by a trust for the benefit of Dr. McClatchey's minor daughter, of which Dr. McClatchey is trustee, and (e) the termination in December 1997 of a trust for the benefit of Dr. McClatchey's wife, of which Dr. McClatchey had been trustee, and the resulting disposition of 10,000 shares of Common Stock to Dr. McClatchey's wife; and (iv) Mr. Pinkas failed to file timely a Form 4 Report with respect to his purchase of 5,000 shares of Common Stock in January 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following information concerning the compensation of directors of the Company is hereby added to Part III, Item 11:

COMPENSATION OF DIRECTORS

     During 1997, each member of the Board of Directors who was not an employee of the Company received (i) an annual retainer of $5,000; (ii) a fee of $1,000 for each meeting of the Board of Directors that he attended in person; (iii) a fee of $250 for each meeting of the Board of Directors that he attended by telephone; and (iv) a fee of $250 for each meeting of a committee of the Board of Directors that he attended in person or by telephone.

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

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.1     --   Agreement and Plan of Merger dated as of August 27, 1996,
               between Medirisk, Inc., a Florida corporation and Medirisk,
               Inc., a Delaware corporation.*
  2.2     --   Stock Purchase Agreement dated as of November 22, 1995,
               between the Company and Pamella L. Leiter.*
  2.3     --   Stock Purchase Agreement dated as of March 8, 1996, between the Company, Joseph E. Thomure, Susan P. Brandt, David
               Rollins and Samuel E. Brandt.*
  2.4     --   Stock Purchase Agreement dated June 24, 1997, by and among the Company, CIVS, Inc. and the shareholders of CIVS,
               Inc.(1)
  2.5     --   Stock Purchase Agreement dated August 28, 1997, by and among the Company and the shareholders of CareData Reports,
               Inc.(2)
  3.1     --   Certificate of Incorporation of the Company.*
  3.2     --   Bylaws of the Company.(4)
  4.1     --   See Articles IV, VI, VII and IX of the Certificate of
               Incorporation filed as Exhibit 3.1 and Articles I, II, III,
               VI and VII of the Bylaws filed as Exhibit 3.2.
  4.2     --   Specimen Stock Certificate of the Common Stock of the
               Registrant.*
 10.1     --   Securities Purchase Agreement dated January 8, 1996, between the Company and HealthPlan Services Corporation (For
               Exhibits F, G, J and E to the Securities Purchase Agreement,
               see Exhibits 10.6, 10.7, 10.8 and 10.9 hereto).*
 10.1.1   --   Amendment No. 1 to Securities Purchase Agreement.*
 10.1.2   --   Amendment No. 2 to Securities Purchase Agreement.*
 10.1.3   --   Amendment No. 3 to Securities Purchase Agreement.*
 10.2     --   EMPLOYMENT AGREEMENT DATED AS OF MAY 31, 1996, BETWEEN THE
               COMPANY AND MARK A. KAISER.*
 10.3     --   INTENTIONALLY OMITTED
 10.4     --   INTENTIONALLY OMITTED
 10.5     --   License and Services Agreement dated as of December 19,
               1997, between Medirisk of Illinois, Inc. and HEALTHSOUTH
               Corporation.(4)++
 10.6     --   Registration Rights Agreement dated as of January 9, 1996, between the Company and Pamella L. Leiter.
 10.7     --   INTENTIONALLY OMITTED
 10.8     --   INTENTIONALLY OMITTED
 10.9     --   INTENTIONALLY OMITTED

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 10.10    --   Registration Rights Agreement dated as of January 9, 1996, between the Company and Health Plan Services Corporation.*
 10.11    --   Form of Indemnification Agreement between the Company and
               each of its officers and directors.*
 10.12    --   Form of Employee Shareholder Agreement.*
 10.13    --   Medirisk, Inc. 1996 Stock Incentive Plan.*
 10.14    --   Medirisk, Inc. 1996 Non-Management Directors Stock Option
               Plan.*
 10.15    --   Registration Agreement dated as of October 28, 1996, between the Company, Brantley Venture Partners II, L.P., Chase
               Manhattan Bank N.A., as Trustee, and Laurence H. Powell.*
 10.16    --   Credit Agreement, dated as of March 28, 1997, between the
               Company, as borrower, and NationsBank, N.A. (South), as
               lender.(3)
 11.1     --   Statements of computation of pro forma net loss per share of common stock (unaudited).(4)
 21.1     --   List of Subsidiaries of the Registrant.(4)
 23.1     --   Consent of KPMG Peat Marwick LLP.(5)
 24.1     --   Powers of Attorney.(4)
 27.1     --   Financial Data Schedule -- Medirisk, Inc. (for SEC use
               only).(4)

---------------

(1) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on July 9, 1997.
(2) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on September 15, 1997.
(3) Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997.
(4) Previously filed.
(5) Filed herewith.
 ++ Confidential Treatment pursuant to 17 CFR sec.sec. 200.80 and 240.24-b-2 has been requested regarding certain portions of the indicated Exhibit, which portions have been separately filed with the Commission.

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1998.

                                          MEDIRISK, INC.

                                          By:   /s/ KENNETH M. GOINS, JR.
                                            ------------------------------------
                                                   Kenneth M. Goins, Jr.
                                                  Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 29, 1998.

                      SIGNATURE                                       TITLE
                      ---------                                       -----

                          *                              Chairman, Chief Executive
-----------------------------------------------------      Officer, President (principal
                   Mark A. Kaiser                          executive officer) and
                                                           Director

              /s/ KENNETH M. GOINS, JR.                  Chief Financial Officer,
-----------------------------------------------------      Executive Vice President
                Kenneth M. Goins, Jr.                      (principal financial and
                                                           accounting officer)

                          *                              Director
-----------------------------------------------------
                   Keith O. Cowan

                          *                              Director
-----------------------------------------------------
                   Michael J. Finn

                          *                              Director
-----------------------------------------------------
             William M. McClatchey, M.D.

                          *                              Director
-----------------------------------------------------
                James K. Murray, III

                          *                              Director
-----------------------------------------------------
                  Robert P. Pinkas

           *By: /s/ KENNETH M. GOINS, JR.
  ------------------------------------------------
                Kenneth M. Goins, Jr.
                  Attorney-in-Fact