Form 10-Q
period 1998-03-31
MEDIRISK INC
filed 1998-05-06
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1998.

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                 to               .
                               ---------------    --------------

                        Commission file number 000-27056

                                 Medirisk, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                                  58-2256400
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

Two Piedmont Center, Suite 400, 3565 Piedmont Rd., Atlanta, Georgia      30305
-----------------------------------------------------------------------------------------------------
     (Address of principal executive office)                             (Zip code)

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

       The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value as of May 4, 1998 was 4,664,117.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands)

                                                                          (UNAUDITED)       (AUDITED)
                                                                            3/31/98         12/31/97
                                                                            -------         --------
Current assets
  Cash and cash equivalents                                                 $ 1,280         $ 3,516
  Accounts receivable, less allowance for
    doubtful accounts of $209 and $148 at
    March 31, 1998 and December 31, 1997, respectively                        4,749           3,802
  Prepaid expenses                                                              977             697
  Other current assets                                                          499             475
                                                                            -------         -------
    Total current assets                                                      7,505           8,490

Property and equipment                                                        3,604           3,083
  Less accumulated depreciation and amortization                              1,642           1,444
                                                                            -------         -------
  Property and equipment, net                                                 1,962           1,639

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $674 and $537 at March 31, 1998                                         11,471           7,556
  and December 31, 1997, respectively
Other intangible assets, less accumulated amortization
  of $493 and $409 at March 31, 1998
  and December 31, 1997, respectively                                         2,295           1,794
Software development costs, less accumulated
  amortization of $105 and $97 at March 31, 1998
  and December 31, 1997, respectively                                         1,395           1,008
Other assets                                                                    663             171
                                                                            -------         -------
    Total other assets                                                       15,824          10,529

    Total assets                                                            $25,291         $20,658
                                                                            =======         =======

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                                                          (UNAUDITED)       (AUDITED)
                                                                            3/31/98         12/31/97
                                                                            -------         --------
Current liabilities
  Accounts payable                                                          $   398         $   258
  Accrued expenses                                                            1,370             758
  Accrued contingent consideration
    relating to acquired business                                             2,975              --
  Income taxes payable                                                          730             816
  Current installments of long-term debt and
    obligations under capital leases                                          2,499             168
  Deferred revenue                                                            2,615           2,309
                                                                            -------         -------
    Total current liabilities                                                10,587           4,309

Long-term debt and obligations under capital leases,
  excluding current installments                                                 41             165
                                                                            -------         -------
    Total liabilities                                                        10,628           4,474

Redeemable preferred stock, Series 1998A, $0.001 par value; 5 shares
   authorized; none outstanding                                                  --              --

Stockholders' equity
  Preferred stock, $0.001 par value; 995 shares
    authorized; none outstanding                                                 --              --
  Common stock - $0.001 par value; 20,000 shares
    authorized; 4,664 and 4,193 shares issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively                         5               4
  Additional paid in capital                                                 31,663          28,559
  Accumulated deficit                                                       (17,005)        (12,379)
                                                                            -------         -------
    Total stockholders' equity                                               14,663          16,184

    Total liabilities and stockholders' equity                              $25,291         $20,658
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

                         MEDIRISK, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                                  THREE MONTHS
                                                                                  ------------
                                                                                 ENDED MARCH 31,
                                                                                 ---------------
                                                                              1998            1997
                                                                              ----            ----
Revenue                                                                     $ 5,176         $ 2,650
Salaries, wages and benefits                                                  2,574           1,762
Other operating expenses                                                      1,522             646
Depreciation and amortization                                                   427             201
Acquired in-process research
  and development costs and integration costs                                 5,315              --
                                                                            -------         -------

    Operating income (loss)                                                  (4,662)             41

Interest income, net                                                             36              41
                                                                            -------         -------

    Income (loss) before extraordinary item                                  (4,626)             82
                                                                            -------         -------

Extraordinary item - loss on early extinguishment of debt                        --            (806)
                                                                            -------         -------

    Net loss                                                                 (4,626)           (724)

Convertible preferred stock dividend requirement                                 --             (25)
                                                                            -------         -------

Net loss attributable to common stock                                       $(4,626)        $  (749)
                                                                            =======         =======

Net loss per share of common stock - basic and diluted:
    Income (loss) per share before extraordinary item                       $ (1.03)        $  0.02
    Loss per share - extraordinary item                                          --           (0.25)
                                                                            -------         -------

    Net loss per share of common stock                                      $ (1.03)        $ (0.23)
                                                                            =======         =======

Weighted average number of common shares outstanding -
  basic and diluted                                                           4,495           3,265
                                                                            =======         =======




     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                                  THREE MONTHS
                                                                                  ------------
                                                                                 ENDED MARCH 31,
                                                                                 ---------------
                                                                              1998            1997
                                                                              ----            ----
Cash flows from operating activities:
  Net loss                                                                  $(4,626)        $  (724)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Acquired in-process research and development costs                        5,250              --
    Depreciation and amortization                                               427             201
    Loss on early extinguishment of debt                                         --             806
    (Increase) decrease in:
      Accounts receivable                                                      (873)            454
      Other assets                                                             (771)            294
    Increase (decrease) in:
      Accounts payable                                                          (78)           (340)
      Accrued expenses and other liabilities                                   (318)           (218)
      Deferred revenue                                                          131            (327)
                                                                            -------         -------
        Net cash provided by (used in) operating activities                    (858)            146
                                                                            -------         -------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                            (2,689)             --
  Purchases of property and equipment                                          (505)            (76)
  Additions to software development costs                                      (396)            (27)
                                                                            -------         -------
        Net cash used in investing activities                                (3,590)           (103)
                                                                            -------         -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          5          22,779
  Payments of dividends                                                          --            (643)
  Proceeds from draw on revolving credit facility                             2,375              --
  Payments on long-term debt and obligations under capital leases              (168)         (8,679)
                                                                            -------         -------
    Net cash provided by financing activities                                 2,212          13,457
                                                                            -------         -------
    Net increase (decrease) in cash and cash equivalents                     (2,236)         13,500
Cash and cash equivalents at beginning of period                              3,516             447
                                                                            -------         -------

Cash and cash equivalents at end of period                                  $ 1,280         $13,947
                                                                            =======         =======

Supplemental disclosure of non-cash activities:
  Accrual of contingent consideration                                       $ 2,975         $    --
                                                                            =======         =======
Acquisitions of businesses:
    Fair value of assets acquired                                           $ 1,784         $    --
    Acquired in-process research and
      development costs                                                       5,250              --
    Fair value of liabilities assumed                                        (1,238)             --
    Common stock issued                                                      (3,099)             --
                                                                            -------         -------
        Total cash paid for acquisitions                                      2,697              --
    Cash acquired                                                                 8              --
                                                                            -------         -------
        Net cash paid for acquisitions                                      $ 2,689         $    --
                                                                            =======         =======





     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL:

         The consolidated condensed financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. for the year ended December 31, 1997.

2.       MAJOR CUSTOMERS:

         One customer accounted for 14% and 13% of the Company's revenue for the three months ended March 31, 1998 and 1997, respectively. In addition, another customer accounted for 14% of the Company's revenue for the three months ended March 31, 1998.

3.       LOSS PER SHARE OF COMMON STOCK:

         Loss per share of Common Stock for all periods presented are based on the weighted average shares of Common Stock outstanding. Loss per share does not include the effect of outstanding Common Stock equivalents because the effect is antidilutive.

4.       LINE OF CREDIT:

         In March 1997 the Company entered into a Credit Agreement with NationsBank under which a $10 million revolving credit facility (the "NationsBank Revolver") is made available to the Company. The NationsBank Revolver is available ($7.6 million available as of March 31, 1998) to fund working capital needs as well as new product development and acquisitions. In April of 1998, the Company received a commitment from NationsBank to increase the facility to $25 million conditioned upon successful completion of the Company's proposed secondary stock offering and the satisfaction of other customary conditions.

5.       SECONDARY OFFERING:

         In April 1998, the Company filed a Registration Statement for an offering of 2,500,000 shares of Common Stock, with 2,250,000 shares being offered by the Company and 250,000 shares being offered by certain selling stockholders.

6.       ACQUISITIONS:

         Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply and demand for health care services, for $2.7 million in cash, 171,315 shares of the Company's common stock and the assumption of net liabilities of $532,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $5.3 million, estimated acquired products of $500,000, and estimated excess of cost over net assets acquired of $1.1 million. Contingent consideration will be paid by the Company based upon a multiple of Healthdemographics operating income over a predetermined amount through the year 2000. These payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively.

         The unaudited pro forma results of operations of the Company for the three months ended March 31, 1998 and the year ended December 31, 1997 as if the acquisition described above and the Company's acquisitions in 1997 of CIVS, Inc. and CareData Reports, Inc. had been effective January 1, 1997 is summarized as follows:

                                                                          THREE MONTHS        YEAR ENDED
                                                                         ENDED MARCH 31,      DECEMBER 31,
                                                                         ---------------      ------------
                                                                              1998                1997
                                                                              ----                ----
                                                                                   (in thousands)
Revenue                                                                     $ 5,518             $19,384
                                                                            =======             =======
Income (loss) before extraordinary item                                     $  (320)            $   537
Extraordinary item - Loss on early extinguishment of debt                        --                (806)
                                                                            -------             -------
Net loss                                                                       (320)               (269)

Convertible preferred stock dividend requirement                                 --                  25
                                                                            -------             -------
Net loss attributable to common stock                                       $  (320)            $  (294)
                                                                            =======             =======

Net loss per share of common stock - basic and diluted:

Income (loss) per share before extraordinary item                           $ (0.07)            $  0.12
Loss per share - extraordinary item                                              --               (0.19)
                                                                            -------             -------

Net loss per share of common stock                                          $ (0.07)            $ (0.07)
                                                                            =======             =======

Weighted average number of common shares outstanding                          4,664               4,214
                                                                            =======             =======


         The unaudited pro forma results do not reflect the charges for acquired in-process research and development costs discussed above. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $3.0 million has been accrued as of March 31, 1998. This amount was paid in April 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Medirisk is a provider of proprietary database products, decision-support software and analytical services to the health care industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist health care industry participants in measuring the performance of health care payers and providers and forecasting the supply of and demand for health care services.

         Applications of Medirisk's products include pricing managed care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing health care delivery networks, and marketing health care services. The Company actively sells its products to over 1,000 major customers, including leading health plans, insurers, hospitals, large multi-specialty physician groups, physician practice management companies, employers, equipment suppliers and pharmaceutical companies, as well as several hundred smaller customers, including single-specialty physician groups. Medirisk believes that it is the leading provider of clinical and financial database products comprised of physician-oriented content and managed care member satisfaction information in the United States.

ACQUISITIONS

     Following the completion of its initial public offering in January 1997, Medirisk significantly expanded its operations by acquiring five companies, four in 1997 (the "1997 Acquisitions") and one, Healthdemographics, in 1998. The acquisition of businesses with complementary products and services has broadened the Company's customer base, created additional cross-selling opportunities, increased market share within existing products and resulted in new product extensions and enhancements. The following summarizes these recent transactions.

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

     - In March 1998, Medirisk acquired Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for health care services. Health care delivery organizations, insurers, equipment suppliers, consultants and other health care industry participants use the proprietary demographic and market segmentation information and software provided by Healthdemographics to make more informed business decisions regarding strategic planning and market planning and analysis. The acquisition of Healthdemographics resulted in an expansion of the Company's market performance products and customer base.

     In connection with these acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

     Also in connection with the recent acquisitions, the Company recorded non-recurring charges related to in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource and $5.3 million for Healthdemographics. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData and 29% for Medsource and Healthdemographics) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred approximately $65,000 of integration costs during the first quarter of 1998 and estimates that it will incur additional integration costs of approximately $400,000 in 1998 with respect to the acquisition of Healthdemographics.

     As a result of the 1997 Acquisitions and the acquisition of Healthdemographics, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

     The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of non-refundable annual fees, often in advance of use or shipment, or of quarterly fees that are generally billed in advance of service delivery. The products are segregated into three types: market performance, clinical performance and physician credentials products. The market performance products provide customers with information from the Company's market performance product databases. Revenue on these sales is recognized upon the delivery of the data. The Company also licenses the exclusive right to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenue from non-customized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time for which revenue is recognized ratably over the life of the contract, and
(ii) credentials reports that validate physicians' education, training and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. All other revenue, including fees for training, consulting fees, and other miscellaneous services, is recognized upon the completion of the applicable services.

     The Company's three groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the differences in seasonality among the groups of products. Of its total revenue for the year ended December 31, 1997, the Company derived approximately 37% from market performance products, approximately 20% from clinical performance products and approximately 43% from physician credentials products. Of its total revenue for the quarter ended March 31, 1998, the Company derived approximately 47% from market performance products, approximately 14% from clinical performance products and approximately 39% from physician credentials products.

     The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period divided by (ii) the company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage has been in excess of 70% for each of the last four years and for the first quarter of 1998.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                  ------------

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
STATEMENT OF OPERATIONS:                                         1998       1997
                                                                 ----       ----
Revenue                                                          100%      100%
Salaries, wages and benefits                                      50        66
Other operating expenses                                          29        24
Depreciation and amortization                                      8         8
Acquired in-process research and
  development costs and integration costs                        103        --
                                                                 ---      ----
  Operating income (loss)                                        (90)        2
Interest and other income (expense), net                           1         1
                                                                 ---      ----
  Income (loss) before extraordinary item                        (89)        3
Extraordinary item: loss on early extinguishment of debt          --       (30)
                                                                 ---      ----
  Net loss                                                       (89)%     (27)%
                                                                 ===      ====


QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Revenue. Revenue for the three months ended March 31, 1998 was $5.2 million, an increase of $2.5 million or 95% over the same period in the prior year. The increase was primarily attributable to internal growth and to the 1997 Acquisitions and the acquisition of Healthdemographics. Revenue associated with the 1997 Acquisitions and the acquisition of Healthdemographics represented $1.1 million or 47% of the total increase. The Company's revenue without the impact of revenue from these acquisitions increased 53% for the first quarter of 1998 over the first quarter of 1997 as a result of a combination of factors, including increases in the volume of products licensed and revenue attributable to an increase in the Company's sales and marketing personnel.

     Salaries, wages and benefits. Salaries, wages and benefits for the three months ended March 31, 1998 were $2.6 million, an increase of $812,000 or 46% over the same period in the prior year. The increase was primarily the result of the 1997 Acquisitions and incremental expenses associated with internal growth. Salaries, wages and benefits as a percentage of revenue decreased to 50% from 66% in the same period in the prior year. This decrease resulted primarily from leveraging personnel investments made during 1997 as revenue increased through internal growth and acquisitions.

     Other operating expenses. Other operating expenses for the three months ended March 31, 1998 were $1.5 million, an increase of $876,000 or 136% over the same period in the prior year. This increase is primarily related to costs associated with the 1997 acquisitions. Other operating expenses increased as a percentage of revenue to 29% as compared to 24% in the same period in the prior year primarily as a result of differences in expense structures of the companies acquired in the 1997 Acquisitions compared to the Company.

     Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 1998 were $427,000, an increase of $226,000 or 112% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the 1997 Acquisitions. Depreciation and amortization as a percentage of revenue remained constant at 8% of revenue in both periods.

     Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs for the three months ended March 31, 1998 were $5.3 million as compared to $0 in the same period in the prior year. In connection with the acquisition of Healthdemographics in 1998, the Company acquired Healthdemographics' ongoing research and development activities. At the effective date of the acquisition, the Company recorded a non-recurring charge resulting from expensing the acquired in-process research and development costs. Integration costs for the three months ended March 31, 1998 were $65,000 as compared to $0 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions.

     Interest income, net. Net interest income for the three months ended March 31, 1998 was $36,000, compared to $41,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $3.1 million as of March 31, 1998 as compared to working capital of $4.2 million at December 31, 1997. The decrease was due primarily to the use of working capital for the Healthdemographics acquisition in March 1998 and the accrual of $3.0 million of additional contingent consideration payable in connection with the acquisition of CareData.

     Net cash used by operating activities totaled $858,000 for the three months ended March 31, 1998 as compared to cash provided by operating activities of $146,000 for the same period in the prior year. The decrease in cash provided of $1.0 million was primarily due to the increase in accounts receivable.

     Net cash used in investing activities was approximately $3.6 million for the three months ended March 31, 1998 as compared to $103,000 in the same period in the prior year. In March 1998, the Company used $2.7 million to partially fund the acquisition of Healthdemographics. The remaining $901,000 of net cash used in investing activities for the three months ended March 31, 1998 was used to fund fixed asset purchases and software development.

     Net cash provided by financing activities was $2.2 million for the three months ended March 31, 1998 as compared to $13.4 million for the same period in the prior year. In 1997 the Company retained $13.7 million of the net proceeds from its initial public offering, and the cash provided in 1998 was primarily due to borrowings on the revolving line of credit with NationsBank. At March 31, 1998, the Company had $7.6 million in borrowing availability remaining on the revolving line of credit.

     Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $3.0 million has been accrued as of March 31, 1998. This amount was paid in April 1998.

     In April 1998, the Company filed a Registration Statement for an offering of 2,500,000 shares of Common Stock, with 2,250,000 shares being offered by the Company and 250,000 shares being offered by certain selling stockholders. No assurances can be given that such offering will be consummated or, if consummated, what the proceeds of such offering will be. In April 1998 the Company and NationsBank entered into a commitment letter providing for an increase in the maximum amount available under the NationsBank Revolver from $10.0 million to $25.0 million. While the Company and NationsBank have executed the commitment letter, the increase in the NationsBank Revolver is subject to a number of conditions. As a result no assurances can be given that the NationsBank Revolver will be increased and, if increased, what the final terms of the Credit Agreement, as amended, will be.

EFFECTS OF INFLATION

     Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company and the healthcare information industry.

YEAR 2000 COMPLIANCE

     Both the Company's internal operations and products use a significant number of computer software programs and operating systems. Given the information known at this time about the Company's systems and products, coupled with the Company's ongoing efforts to maintain systems and products as necessary, the Company does not anticipate that the year 2000 issue or related costs will have a material adverse effect on the Company's business, results of operations or financial condition. However, the Company is still analyzing its databases and software applications and those utilized by its key suppliers, and to the extent they are not fully year 2000 compliant, there can be no assurance that the costs necessary to update databases or software or potential systems interruptions would not have a material adverse effect on the Company's business, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management, and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Risks Related to Intangible Assets; Acquisition of In-process Research and Development; Uncertainty and Consolidation in the Health Care Industry; Risks of Rapid Technological Change; Need for Additional Financing; Competition; Risks of Customer Concentration; Potential for System Defects; Dependence on Key Personnel; Variable Quarterly Operating Results; Seasonality; Possible Volatility of Stock Price; Potential Adverse Effects of Substantial Number of Shares Eligible for Future Sale; Year 2000 Compliance; Adverse Impact of Anti-takeover Provisions; and Risks Associated with Unspecified Use of Proceeds. For a more complete discussion of these factors, please see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, as amended, as originally filed with the Commission on April 13, 1998, Registration Number 333-50015.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) In connection with the acquisition of Healthdemographics, the Company's Board of Directors created a new series of Preferred Stock, par value $0.001, of the Company, designated as the Series 1998-A Preferred Stock. The Board of Directors designated 5,000 of the previously undesignated shares of Preferred Stock as Series 1998-A Preferred Stock. The principal features of the Series 1998-A Preferred Stock, which shall apply if it is issued and until its conversion, are summarized below. The following description of the Series 1998-A Preferred Stock is only a summary of certain provisions and is qualified in its entirety by reference to the copy of the Certificate of Designation filed herewith as an exhibit.

         DIVIDENDS: The holders of Series 1998-A Preferred Stock are entitled to receive cash dividends payable before any dividends are paid to holders of Medirisk Common Stock or any other securities ranking junior to the Series 1998-A Preferred Stock at the rate of 5% per annum of the initial liquidation preference per share of the Series 1998-A Preferred Stock ($10,000). Dividends on the Series 1998-A Preferred Stock accrue from and after the date shares are issued and are payable annually on December 31 of each year. The Company may, in the discretion of the Board of Directors, declare and pay dividends or distributions, or make provision for the payment thereof, on the Medirisk Common Stock or any security ranking junior to the Series 1998-A Preferred Stock, but only if all accrued dividends on the Series 1998-A Preferred Stock have been paid in full prior to the date of any such declaration, payment or provision.

         LIQUIDATION RIGHTS: Upon any liquidation, dissolution and winding up of the Company, holders of Series 1998-A Preferred Stock will be entitled to receive, from the assets of the Company available for distribution to stockholders of the Company, an amount equal to $10,000 per share plus any accrued and unpaid dividends on the Series 1998-A Preferred Stock (the "Liquidation Preference") before any distribution is made to holders of Medirisk Common Stock or any other class of stock ranking junior upon liquidation, dissolution and winding up to the Series 1998-A Preferred Stock.

         VOTING RIGHTS: Each share of Series 1998-A Preferred Stock is entitled to a number of votes equal to the number of shares of Medirisk Common Stock into which such share of Series 1998-A Preferred Stock is then convertible. Except as otherwise provided by the Delaware General Corporation law, the holders of Series 1998-A Preferred Stock will vote together with the holders of Medirisk Common Stock as a single class on all matters on which the holders of Medirisk Common Stock are entitled to vote.

         REDEMPTION: Beginning on the fifth anniversary of any issue date of shares of Series 1998-A Preferred Stock, the Company may, but is not required to, redeem all of the shares of Series 1998-A Preferred Stock that were issued on such issue date and that remain outstanding. Effective as of the twentieth anniversary of each issue date of shares of Series 1998-A Preferred Stock, the Company is required to redeem all of the shares of Series 1998-A Preferred Stock that were issued on such issue date and that remain outstanding. Upon any redemption of the Series 1998-A Preferred Stock, the Company will pay in cash the Liquidation Preference in effect on the date established for redemption, and dividends shall cease to accrue on that date. The Company will not establish any retirement or sinking fund for the redemption of the Series 1998-A Preferred Stock.

         CONVERSION: Each share of Series 1998-A Preferred Stock is subject to automatic conversion into Medirisk Common Stock if, at any time, the Market Value (as defined in the Certificate of Designation) of Medirisk Common Stock equals or exceeds $22.6094 (the "Conversion Price"). In such event, each share of Series 1998-A Preferred Stock will, automatically and without action on the part of the holder or the Company, be converted into a number of shares of Medirisk Common Stock that results from dividing the Liquidation Preference in effect at the time by the Conversion Price. To protect against dilution, the Conversion Price is subject to adjustment if the Company effects a subdivision or combination of the Medirisk Common Stock (whether by stock split, stock dividend or otherwise). The Conversion Price and securities issuable upon conversion are also subject to adjustment if the Company (i) conducts a capital reorganization of the Medirisk Common Stock, (ii) engages in a merger, consolidation or statutory share exchange in which the stockholders of the Company prior to such transaction own less than a majority of the voting stock of the resulting, surviving or exchanging corporation, or (iii) sells all or substantially all of its properties or assets or capital stock.

         RANK: The Series 1998-A Preferred Stock ranks prior to the Medirisk Common Stock with respect to the payment of dividends and distributions of assets upon the dissolution, liquidation and winding up of the Company. The Board of Directors may at any time and from time to time include additional shares in the designation of the Series 1998-A Preferred Stock, designate one or more series or classes of preferred stock with liquidation preferences, voting rights, dividend rights and other rights and privileges senior to the Series 1998-A Preferred Stock without the vote or consent of, or notice to, the holders of Series 1998-A Preferred Stock.

(c) In March 1998, in connection with the acquisition of Healthdemographics, the Company issued 171,315 shares of its Common Stock to shareholders of Healthdemographics. Such transaction was conducted without any underwriter, and the Company claims that such transaction was exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 505 of Regulation D and Section 4(2) of the Securities Act.

(d) On January 28, 1997, the Company's Registration Statement on Form S-1, Registration Number 333-12311, was declared effective. The offering of the Company's Common Stock under such Registration Statement commenced on January 28, 1997 and was completed on January 31, 1997. The managing underwriters for the offering were Equitable Securities Corporation and Jeffries & Company, Inc. In such offering 2.3 million shares were registered and sold by the Company for an aggregate offering price of $25.3 million.

        In connection with such offering, (i) underwriting fees and discounts of $1.8 million were incurred by the Company and (ii) other expenses of $903,000 were incurred by the Company resulting in (iii) total expenses of $2.7 million and net offering proceeds of $22.6 million. Of such net proceeds, the following payments were made to persons owning 10% or more of the Company's equity securities: (i) $6.9 million in repayment of certain indebtedness; and (ii) $643,000 in payment of accrued dividends. Of such net proceeds, the following other uses have been made: (i) $2.3 million in repayment of certain indebtedness; (ii) $7.4 million to acquire other businesses; (iii) $2.8 million for fixed asset purchases and software development; and (iv) $1.3 million for general working capital purposes. The remaining net proceeds of $1.3 million are in an institutional money market fund. The above-described uses of proceeds do not represent a material change in the uses of proceeds described in the prospectus.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

               11 - Statements of Computation of Per Share Loss.

               27 - Financial Data Schedule (for SEC use only).

(b)     Reports on Form 8-K

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Medirisk, Inc.



May 6, 1998                        By: /s/ Kenneth M. Goins, Jr.
                                      ------------------------------------------
                                       Kenneth M. Goins, Jr.
                                       Executive Vice President
                                       Chief Financial Officer



May 6, 1998                        By: /s/ Thomas C. Kuhn III
                                      ------------------------------------------
                                       Thomas C. Kuhn III
                                       Vice President and Corporate Controller
                                       Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
  11                       Statements of Computation of Per Share Loss

  27                       Financial Data Schedule (for SEC use only)