Form 10-K/A
period 1997-12-31
MEDIRISK INC
filed 1998-05-20
CIK 927456

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     The number of shares of Common Stock of the Registrant outstanding as of March 24, 1998 was 4,492,802 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Medirisk, Inc. (together with its subsidiaries, "Medirisk" or the "Company") is a provider of proprietary database products, decision-support software and analytical services to the health care industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist health care industry participants in measuring the performance of health care payors and providers and forecasting the supply of and demand for health care services.

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

     Medirisk's databases have been built by collecting, standardizing and normalizing more than three billion health care transaction records. The Company's databases include records submitted by customers under an ongoing data collection plan, data gathered from various regulatory and governmental agencies, and data generated from the results of periodic proprietary surveys of health care providers, consumers, managed care organizations and other payors. Medirisk believes the long-standing relationships under which it collects data and the data interpretation methodologies used by the Company represent significant competitive advantages. Medirisk's databases are regularly updated to reflect changes in the industry and, in the case of its market performance and clinical performance databases, to take into consideration secondary factors such as co-morbidity, case mix and demographics. These attributes permit customers to compare objectively their financial and clinical performance to industry or customer-specific benchmarks contained in the Company's databases with specificity and precision.

INDUSTRY OVERVIEW

     The U.S. health care industry has grown dramatically in recent years. According to the Health Care Financing Administration ("HCFA"), health care expenditures have increased from less than $250 billion, or approximately 9% of the gross domestic product, in 1980 to in excess of $1.0 trillion, or approximately 14% of the gross domestic product, in 1996. Payors are responding to escalating costs by seeking to transfer the financial risk associated with the delivery of health care to providers under capitated or other managed care arrangements. As managed care arrangements become increasingly prevalent, both payors and providers are under intense pressure to deliver health care at the lowest total cost while ensuring high quality results. To achieve this goal, payors and providers must understand procedure cost and utilization rates as well as demonstrate improved outcomes. The evolving impact of managed care has also increased physicians' receptivity to a variety of practice affiliation and employment structures and, consequently, the need for data that can be used to verify physician qualifications.

     Traditional health care information systems have focused on the administrative aspects of health care (i.e., accounting, billing, patient scheduling). The Company believes there is an increasing trend toward reimbursement structures for health care services which require sophisticated financial information management and a growing awareness that most health care costs are related to clinical, rather than administrative, aspects of the delivery of care. The result has been a growing demand for databases incorporating financial, clinical and analytical tools that leverage this data in order to assess managed care contracts, analyze outcomes, evaluate managed care member satisfaction, verify the qualifications of providers and meet ongoing accreditation requirements. While some payors and providers have recently adopted new information systems that allow them to capture cost, utilization and clinical outcomes data regarding their own businesses, the Company believes they generally have not been able to use such data effectively. To gain perspective on the marketplace and to analyze the potential impact of managed care contracts, payors and providers need benchmark data against which they can compare the data they have collected regarding their own businesses, as well as information relating to statistical differences in health care costs, projected utilization and outcomes among urban, suburban and rural markets. While broad, public-sector data have previously been available, payors and providers increasingly seek more in-depth, region-specific health care information, which requires access to both private- and public-sector data.

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

STRATEGY

     Medirisk's objective is to become the leading provider of proprietary database products, decision-support software and analytical services to payors, providers, employers, pharmaceutical companies and other health care industry participants. To attain this objective, Medirisk is pursuing the following strategy:

     - Leverage the Company's Existing Customer Base. Medirisk believes the increasing demand for health care information, coupled with its broad customer base, provides a substantial opportunity for internal growth. The Company has long-standing relationships with its customers and believes it has developed a reputation for providing objective, value-added information products. The Company intends to leverage these relationships by cross-selling additional products and services to existing customers and increasing product penetration through sales to other operating units, departments or divisions of existing customers.

     - Emphasize Recurring Revenue. Medirisk seeks to maximize recurring revenue by emphasizing multi-year contracts and contract renewals. A substantial portion of Medirisk's revenue is generated by the licensing of products on an annual or multi-year basis. The Company believes that its high rate of recurring revenue results principally from significant revenue enhancements or cost savings achieved by Medirisk's customers when they use the Company's products, as well as from the customer's ongoing need for current information due to the rapid pace of change within the health care industry. The Company's recurring revenue percentage has been in excess of 70% for each of the last four years.

     - Develop New Database Products and Decision-Support Tools. Medirisk actively develops new products, product enhancements and decision-support tools and, in 1997, introduced several new products and product enhancements. The Company expects to introduce additional new products and product enhancements during 1998, including enhanced versions of its Fee Manager and Avenir(R) products and one of its clinical performance products and new clinical performance products in one or more additional medical specialties. Ultimately, the Company intends to cross-correlate existing and future databases in an effort to develop integrated product offerings. For example, Medirisk believes that by linking its market performance, clinical performance and physician credentials products, cost and quality can be evaluated together with outcomes for specific physicians, thus permitting true management of care by allowing customers to compare the financial costs and expected outcomes of competing treatment regimens or providers, and to measure health care consumer satisfaction.

     - Acquire and Integrate Complementary Products and Businesses. Medirisk intends to acquire additional companies, products, databases and other resources to expand into related areas and to increase market share within the Company's existing product lines. Medirisk believes that the acquisition of new products and customers creates compelling cross-selling opportunities, enhances the development of new products by facilitating cross-correlation of existing and acquired products, and provides significant operating leverage. See "Acquisitions."

ACQUISITIONS

     Medirisk believes the selective acquisition of complementary businesses results in a more rapid expansion of its product line and customer base, and enables it to leverage its sales and marketing organization. As a result, Medirisk has invested significant resources to build the business platform necessary to be a consolidator in the fragmented health care information technology and services industry. Since its initial public offering in January 1997, Medirisk has acquired five companies that provide complementary products and services. The Company believes the acquisition of these entities created significant cross-selling opportunities among its respective product offerings, increased its market share within existing product lines and provided product and customer expansion opportunities.

     As part of a systematic approach to implementing its acquisition strategy, Medirisk has corporate resources dedicated to identifying, analyzing and pursuing targeted acquisition candidates. The Company currently is tracking a database of more than 300 companies, of which more than 100 meet its primary acquisition criteria for product type, revenue and customer base. Of primary interest to Medirisk are: (i) health care information products focused on benchmark and outcomes data; (ii) software products that assist in data collection and analysis; (iii) health care consulting firms; and (iv) products that assist in the delivery and use of Medirisk's databases.

     Medirisk believes that its existing infrastructure, in combination with management's experience in acquiring and integrating new companies and products, will facilitate the continued successful implementation of its acquisition strategy.

PRODUCTS AND SERVICES

     Medirisk provides products and services designed to enable its customers to measure and assess the performance of health care services in the United States and to forecast the supply of and demand for health care services. At the core of the Company's products and services are several proprietary databases. The detailed nature of Medirisk's databases provides precise data that customers can use to address specific decision-making needs and offers the Company's customers competitive advantages. Medirisk also provides decision-support software tools that enhance the utility of its database products, as well as customized analytical services. The Company's flexible product design enables customers to license the specific information they need based on variables such as geographic region, medical specialty, clinical procedure and timeframe.

     Medirisk has developed its databases and decision-support software for ease of use and frequently updates its databases to ensure that its products are as accurate and current as possible. All of the Company's decision-support software is Microsoft Windows(R)-based and is compatible with a variety of hardware and software applications. The Company's databases can be imported into standard software programs including Microsoft Excel(R), Lotus 1-2-3(R), FoxPro(R), Quattro Pro(R), Dbase(R) and others, and can be imported and exported to separate decision-support and practice administration programs provided by companies such as HBO & Company, Medic Computer Systems, Inc., Shared Medical Systems Corporation, IDX Systems Corporation, Medical Manager Corporation and Transition Systems, Inc.

  MARKET PERFORMANCE PRODUCTS

     Medirisk's market performance products provide customers with comprehensive proprietary data and decision support tools for use in analyzing physician fees, health care utilization patterns and member satisfaction with managed care plans in the United States. The following is a description of the Company's primary market performance products:

     CareData Reports(TM). CareData Reports are reports that are created utilizing information accumulated and analyzed by the Company regarding consumer satisfaction with managed health care. Based on this data, CareData Reports rank specific health plans. Comparative market analysis is available for 26 geographic markets and 170 health plans. To collect data used in CareData Reports, the Company conducts health care consumer surveys that are sponsored by approximately 400 major employers and measure member satisfaction with approximately 150 aspects of managed health care. The Company's CareData Reports product line is utilized by health plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products.

     HealthPac(R). HealthPac is a database that includes current year estimates and five-year forecasts of health care utilization, supply and demand in specific geographic markets across the United States. HealthPacs data sets include demographic information concerning 369 separate geographic areas, population-based models of the incidence or prevalence of diseases by category, estimates of the demand for health care services by treatment setting and estimates of the supply of local providers able to meet the identified demand.

     Avenir(R). Avenir is a Windows(R)-based decision-support application that integrates HealthPacs data sets with reporting, mapping and graphics software. Avenir allows hospitals, health plans and other health care industry participants to conduct detailed market analysis, forecasting and strategic planning.

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

     Medirisk markets its clinical performance products primarily to health care providers, and its products are currently available to track clinical outcomes in rehabilitation, ambulatory surgery, orthopaedics, occupational health, pain management, neurological care, wound care, respiratory care, nutrition and infection therapy.

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

  PHYSICIAN CREDENTIALS PRODUCTS

     Medirisk provides database products, software and outsourced services designed to enable its customers to access detailed information concerning the background and credentials of physicians in the United States. The Company's physician credentials products facilitate its customers' ability to establish or improve physician recruiting efforts on a cost-effective basis, develop health care networks and market the provider component of health care services. Medirisk's physician credentials products also aid hospital and managed care customers in verifying the credentials of physicians and other providers with whom they work. Hospitals, managed care organizations and other health care industry participants are required to verify and periodically re-verify such credentials in order to maintain accreditation by organizations such as the National Committee for Quality Assurance ("NCQA") and JCAHO. The Company's credentials service has successfully completed all 10 of the audits of credentialing processes conducted by NCQA. The Company's physician database is comprised in part of physician data from the AMA's Physician MasterFile. All physician information is further validated and enhanced by personal telephone interviews with the physicians that are conducted by members of Medirisk's staff. Current products include:

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

     Market Performance Products. The data used in Medirisk's market performance products have been collected through (i) Medirisk's customer data collection program, whereby customers provide their medical claims or other health care transaction data to the Company on a regular basis, (ii) surveys of more than 1,600 managed care organizations, (iii) purchases of certain data sets, and (iv) maintenance of a customer-support database. Included in the Physician Fee Database and Procedure Utilization Database are approximately three billion private sector transaction records, including actual managed care transaction data and negotiated fee schedules. While Medirisk's market performance databases include public-sector data, they focus primarily on private-sector data derived from transaction data and clinical records contributed by Medirisk's customers and obtained from other sources. These private- and public-sector data are not commingled, thus permitting more precise benchmarking of data relevant to the private health care marketplace. The Company believes that private-sector data are more useful for comparative purposes than public-sector data and that Medirisk's comprehensive compilation of private-sector data represents a competitive advantage for the Company. For the Company's CareData Reports products, Medirisk conducts annual patient surveys regarding consumer satisfaction with managed care. These surveys are sponsored by approximately 400 major employers and measure member satisfaction with approximately 150 aspects of managed care including satisfaction with provider panels, pharmacy benefit management and overall health plan design. For the Company's HealthPac database, Medirisk collects demographic, market supply and utilization data from publicly available sources or purchases or licenses data from their source.

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

     Physician Credentials Products. The data included in Medirisk's physician credentials credentialing products are obtained from publicly available sources or are licensed, leased or purchased from the source of the data. Sources of data for credentialing products include state medical boards, the Drug Enforcement Agency, HCFA, the American Board of Medical Specialties, the American Association of Medical Colleges and the National Association of Social Workers. The data used in Medirisk's physician credentials recruiting products are collected from publicly available sources and the AMA Physician MasterFile, and are verified by personal telephone interviews with each physician. Medirisk employs professional interview personnel who contact physicians directly, gather the required information, record the information in the automated database and send a hard copy to each physician for verification. The Company believes that the fact that each physician profiled in the Company's recruiting database has personally verified the information and knows that he or she is tracked in the database ensures the highest quality profile and offers a significant competitive advantage over unverified databases. In addition, the Company is the exclusive licensee of the AMA to share and enhance portions of the AMA's Physician MasterFile. This relationship greatly enhances the quality and availability of information about practicing physicians.

CUSTOMERS

     The unbiased nature of Medirisk's databases enables the Company to market its products to a wide range of health care industry participants, including managed care plans, indemnity insurers, integrated delivery systems, hospitals, specialty health care providers, physician practice management companies, physician practices, consulting firms, equipment suppliers and pharmaceutical firms. None of the Company's customers, other than HEALTHSOUTH Corporation accounted for a material amount of the Company's revenues in 1997. Most of Medirisk's major customers, which are defined as generating annualized revenue of more than $5,000, license products in only one of the product areas offered by the Company. Medirisk has approximately 1,000 major customers that in the aggregate account for more than 90% of the Company's revenue.

PRODUCT DELIVERY

     The Company's products are delivered to customers on CD-ROM, diskette, magnetic tape, on-line access or hard copy depending upon customer preference. Medirisk believes that there are readily available alternative sources of supply for all of the media on which its products are delivered.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997, together with the related report of KPMG Peat Marwick LLP, independent certified public accountants, are included elsewhere in this Form 10-K. As a result of the Company's acquisitions of CIVS, Inc., CareData Reports, Inc. and Medsource, Inc. and certain assets of Staff-Link, Inc. (collectively, the "1997 Acquisitions") and its acquisition of Healthdemographics in 1998, the Company's historical financial statements are not representative of financial results to be expected for future periods. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes included elsewhere in this Prospectus.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue..........................................  $ 2,447   $ 2,894   $ 3,655   $ 8,904   $16,749
Salaries, wages and benefits.....................    1,675     1,893     2,578     6,093     7,910
Other operating expenses.........................      507       731       956     2,314     4,374
Depreciation and amortization....................       75       143       193       787     1,304
Acquired in-process research and development
  costs and integration costs(1).................       --        --        --     6,180     4,575
                                                   -------   -------   -------   -------   -------
Operating income (loss)..........................      190       127       (72)   (6,470)   (1,414)
Interest income (expense), net...................      (41)      (54)      (66)     (703)      345
Other income (expense)...........................       18        --        --       (57)       --
Provision for income taxes.......................       --        --        --        --      (707)
                                                   -------   -------   -------   -------   -------
Income (loss) before extraordinary item..........      167        73      (138)   (7,230)   (1,776)
Extraordinary item: loss on early extinguishment
  of debt(1)(2)..................................       --        --        --        --      (806)
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $   167   $    73      (138)   (7,230)   (2,582)
                                                   =======   =======
Accretion of discount on Series A convertible
  preferred stock................................                          (92)       --        --
Convertible preferred stock dividend
  requirement....................................                         (202)     (202)      (25)
                                                                       -------   -------   -------
  Net loss attributable to common stock..........                      $  (432)  $(7,432)  $(2,607)
                                                                       =======   =======   =======
Loss per common share -- basic and diluted(3):
  Loss per share before extraordinary item.......                      $ (0.30)  $ (4.84)  $ (0.46)
  Loss per share -- extraordinary item...........                           --        --     (0.21)
                                                                       -------   -------   -------
     Net loss per share of common stock..........                      $ (0.30)  $ (4.84)  $ (0.67)
                                                                       =======   =======   =======
Weighted average number of common shares used in
  calculating net loss per share of common
  stock -- basic and diluted(3)..................                        1,427     1,536     3,918
                                                                       =======   =======   =======

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital (deficit)........................  $    33   $   321   $   197   $(2,495)  $ 4,181
Total assets.....................................    1,035     1,111     1,263     8,456    20,658
Long-term debt and capital lease obligations
  excluding current portion......................      127       172       151     7,195       165
Redeemable preferred stock.......................    1,838     2,210     2,302        --        --
Stockholders' equity (deficit)...................   (1,714)   (1,928)   (2,333)   (4,823)   16,184

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

OVERVIEW

     Medirisk is a provider of proprietary database products, decision-support software and analytical services to the health care industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist health care industry participants in measuring the performance of health care payors and providers and forecasting the supply of and demand for health care services.

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

ACQUISITIONS

     Following the completion of its initial public offering in January 1997, Medirisk significantly expanded its operations by acquiring five companies. The acquisition of businesses with complementary products and services has broadened the Company's customer base, created additional cross-selling opportunities, increased market share within existing products and resulted in new product extensions and enhancements. The following summarizes these recent transactions.

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

     Also in connection with the 1997 Acquisitions and the acquisition of Healthdemographics, the Company recorded non-recurring charges related to in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource and $5.3 million for Healthdemographics. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData, 28% for Healthdemographics and 29% for Medsource), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company incurred approximately $200,000 of integration costs during 1997, and approximately $65,000 of such costs during the first quarter of 1998, for the 1997 Acquisitions. The Company estimates that it will incur integration costs of approximately $400,000 in 1998 in connection with the acquisition of Healthdemographics.

     As a result of the 1997 Acquisitions and the acquisition of Healthdemographics, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

     The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of non-refundable annual fees, often in advance of use or shipment, or of quarterly fees that are generally billed in advance of service delivery. The products are segregated into three types: market performance, clinical performance and physician credentials products. The market performance products provide customers with information from the Company's market performance product databases. Revenue on these sales is recognized upon the delivery of the data. The Company also licenses the exclusive right to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenue from non-customized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and
(ii) credentials reports that validate physicians' education, training and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. All other revenue, including fees for training, consulting and other miscellaneous services, is recognized upon the performance of the applicable services.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenue represented by the respective items.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1995      1996      1997
                                                              -----     -----     -----
STATEMENTS OF OPERATIONS:
Revenue.....................................................   100%      100%      100%
Salaries, wages and benefits................................    71        69        47
Other operating expenses....................................    26        26        26
Depreciation and amortization...............................     5         9         8
Acquired in-process research and development costs and
  integration costs.........................................    --        69        27
                                                               ---       ---       ---
Operating loss..............................................    (2)      (73)       (8)
Interest income (expense), net..............................    (2)       (8)        2
Other expense...............................................    --        --        --
Provision for income taxes..................................    --        --        (4)
Extraordinary item -- loss on early extinguishment of
  debt......................................................    --        --        (5)
                                                               ---       ---       ---
Net loss....................................................    (4)%     (81)%     (15)%
                                                               ===       ===       ===

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue. Revenue in 1997 was $16.7 million, an increase of $7.8 million or 88% over 1996. The increase was primarily attributable to the acquisitions of CIVS and CareData, effective in June 1997 and August 1997, respectively. Revenue recognized by CIVS, CareData and the other 1997 Acquisitions represented approximately $4.7 million, or 60% of the total increase. The Company's revenue without the impact of the revenue from the 1997 Acquisitions increased 35% for 1997 over 1996 as a result of a combination of factors, including significant increases in the volume of patient discharges with the Company's largest customer, HealthSouth, the revenue of PracticeMatch, which was acquired in March 1996, whose revenues were not included in the Company's revenues for the entire year in 1996, and increases in the volume of products licensed attributable to an increase in the Company's sales and marketing personnel. The volume increase was principally attributable to licenses to new and existing customers for existing products and product extensions.

     Salaries, wages and benefits. Salaries, wages and benefits in 1997 were $7.9 million, an increase of $1.8 million or 30% over 1996. This increase was primarily the result of the acquisitions of CIVS and CareData and growth in the revenues of the Company's other business units. Salaries, wages and benefits decreased as a percentage of revenue during 1997 to 47% as compared to 69% in 1996. This decrease resulted primarily from leveraging the Company's existing administrative, sales and marketing personnel as revenue increased through both acquisitions and internal growth.

     Other operating expenses. Other operating expenses in 1997 were $4.4 million, an increase of $2.1 million or 89% over 1996, principally as a result of the acquisitions of CIVS and CareData. Other operating expenses remained generally consistent at approximately 26% of revenue in 1997 and 1996.

     Depreciation and amortization. Depreciation and amortization in 1997 was $1.3 million, an increase of $517,000 or 66% over 1996. This increase resulted primarily from the 1997 Acquisitions. As a percentage of revenue, depreciation and amortization for 1997 and 1996 was 8% and 9%, respectively.

     Acquired in-process research and development costs and integration costs. In connection with the 1997 Acquisitions, the Company acquired the ongoing research and development activities of each entity and incurred certain integration expenses. At the effective date of each acquisition the Company recorded non-recurring charges resulting from expensing acquired in-process research and development costs. In 1997, the acquired in-process research and development costs and integration costs totaled $4.6 million, or 27% of revenue.

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

     Other operating expenses. Other operating expenses in 1996 were $2.3 million, an increase of $1.4 million or 142% over 1995, principally as a result of the acquisition of Formations and PracticeMatch. Other operating expenses remained constant at approximately 26% of revenue in 1996 and in 1995.

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

                                       1996 QUARTER ENDED                        1997 QUARTER ENDED
                             --------------------------------------    --------------------------------------
                             MAR. 31   JUN. 30   SEPT. 30   DEC. 31    MAR. 31   JUN. 30   SEPT. 30   DEC. 31
                             -------   -------   --------   -------    -------   -------   --------   -------
                                                              (IN THOUSANDS)
STATEMENTS OF OPERATIONS:
Revenues...................  $ 1,577   $2,297     $2,380    $2,650     $2,650    $ 3,243    $4,677    $6,179
Salaries, wages and
  benefits.................    1,121    1,637      1,630     1,705      1,762      1,718     2,036     2,394
Other operating expenses...      356      650        579       729        646        894     1,309     1,525
Depreciation and
  amortization.............       96      226        228       237        201        249       352       502
Acquired in-process
  research and development
  costs....................    6,180       --         --        --         --      3,100     1,064       411
                             -------   ------     ------    ------     ------    -------    ------    ------
Operating income (loss)....   (6,176)    (216)       (57)      (21)        41     (2,718)      (84)    1,347
Interest income (expense),
  net......................      (52)    (214)      (216)     (221)        41        157       103        44
Other expense..............       --      (37)        (3)      (17)        --         --        --        --
Provision for income
  taxes....................       --       --         --        --         --         --        --      (707)
                             -------   ------     ------    ------     ------    -------    ------    ------
Income (loss) before
  extraordinary item.......   (6,228)    (467)      (276)     (259)        82     (2,561)       19       684
Extraordinary item.........       --       --         --        --       (806)        --        --        --
                             -------   ------     ------    ------     ------    -------    ------    ------
Net income (loss)..........  $(6,228)  $ (467)    $ (276)   $ (259)    $ (724)   $(2,561)   $   19    $  684
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

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. There was no impact on the Company's consolidated financial statements with the adoption of SFAS 130. SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted both statements in the first quarter of 1998; however, the provisions of SFAS 131 need not be applied to interim periods in the initial year of application.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect that adoption of SOP 97-2 will significantly affect its results of operations.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that adoption of SOP 98-1 will significantly affect its results of operations.

YEAR 2000 COMPLIANCE

     Both the Company's internal operations and products use a significant number of computer software programs and operating systems. Given the information known at this time about the Company's systems and products, coupled with the Company's ongoing efforts to maintain systems and products as necessary, the Company does not anticipate that the year 2000 issue or related costs will have a material adverse effect on the Company's business, results of operations or financial condition. The Company has conducted an analysis of the databases and software applications it licenses to customers as well as those used in its internal operations and believes that the costs related to addressing the year 2000 issue will not be material. The Company continues to analyze its databases and software applications and analyzes year 2000 compliance issues before acquiring companies.

     The Company is analyzing year 2000 issues as they relate to its key suppliers of data and key customers. If a supplier of data encounters year 2000 issues that it is unable to address, such supplier's data could be unavailable to the Company. If a customer encounters year 2000 issues that it is unable to address, such customer may determine not to license the Company's databases or software applications.

     The Company's analysis of year 2000 issues, particularly as they relate to its key suppliers of data and key customers, is ongoing, and to the extent the databases or systems of the company, key suppliers of data or key customers are not fully year 2000 compliant, there can be no assurance that the costs necessary to update databases or software or potential systems interruptions, interruptions in the supply of data or interruptions in demand for the Company's products would not have a material adverse effect on the Company's business, results of operations or financial condition.

EFFECTS OF INFLATION

     Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company's business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in this Annual Report on Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management, and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Risks Related to Intangible Assets and Acquisition of In-process Research and Development; Uncertainty and Consolidation in the Health Care Industry; Risks of Rapid Technological Change; Need for Additional Financing; Competition; Risks of Customer Concentration; Potential for System Defects; Dependence on Key Personnel; Variable Quarterly Operating Results and Seasonality; Possible Volatility of Stock Price; Potential Adverse Effects of Substantial Number of Shares Eligible for Future Sale; Year 2000 Compliance; Adverse Impact of Anti-takeover Provisions; Risks Associated with Unspecified Use of Proceeds; and No Dividends. For a more complete discussion of these factors, please see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, as amended, as originally filed with the Commission on April 13, 1998 Registration Number 333-50015.

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

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.1      --  Agreement and Plan of Merger dated as of August 27, 1996, between Medirisk, Inc., a Florida corporation and Medirisk,
               Inc., a Delaware corporation.*
  2.2      --  Stock Purchase Agreement dated as of November 22, 1995, between the Company and Pamella L. Leiter*
  2.3      --  Stock Purchase Agreement dated as of March 8, 1996, between the Company, Joseph E. Thomure, Susan P. Brandt, David
               Rollins and Samuel E. Brandt.*

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  2.4      --  Stock Purchase Agreement dated June 24, 1997, by and among the Company, CIVS, Inc. and the Shareholders of CIVs,
               Inc.(1)
  2.5      --  Stock Purchase Agreement dated August 28, 1997, by and among the Company and the shareholders of CareData Reports,
               Inc.(2)
  3.1      --  Certificate of Incorporation of the Company.*
  3.2      --  Bylaws of the Company.(4)
  4.1      --  See Articles IV, VI, VII and IX of the Certificate of
               Incorporation filed as Exhibit 3.1 and Articles I, II, III,
               VI and VII of the Bylaws filed as Exhibit 3.2.
  4.2      --  Specimen Stock Certificate of the Common Stock of the
               Registrant.*
 10.1      --  Securities Purchase Agreement dated January 8, 1996, between the Company and HealthPlan Services Corporation (For
               Exhibits F, G, J and E to the Securities Purchase Agreement,
               see Exhibits 10.6, 10.7, 10.8 and 10.9 hereto).*
 10.1.1    --  Amendment No. 1 to Securities Purchase Agreement.*
 10.1.2    --  Amendment No. 2 to Securities Purchase Agreement.*
 10.1.3    --  Amendment No. 3 to Securities Purchase Agreement.*
 10.2      --  EMPLOYMENT AGREEMENT DATED AS OF MAY 31, 1996, BETWEEN THE
               COMPANY AND MARK A. KAISER.*
 10.3      --  INTENTIONALLY OMITTED
 10.4      --  INTENTIONALLY OMITTED
 10.5      --  License and Services Agreement dated as of December 19,
               1997, between Medirisk of Illinois, Inc. and HEALTHSOUTH
               Corporation.(4)++
 10.6      --  Registration Rights Agreement dated as of January 9, 1996, between the Company and Pamella L. Leiter.*
 10.7      --  INTENTIONALLY OMITTED
 10.8      --  INTENTIONALLY OMITTED
 10.9      --  INTENTIONALLY OMITTED
 10.10     --  Registration Rights Agreement dated as of January 9, 1996, between the Company and Health Plan Services Corporation*
 10.11     --  Form of Indemnification Agreement between the Company and each of its officers and directors.*
 10.12     --  Form of Employee Shareholder Agreement.*
 10.13     --  Medirisk, Inc. 1996 Stock Incentive Plan.*
 10.14     --  Medirisk, Inc. 1996 Non-Management Directors Stock Option
               Plan.*
 10.15     --  Registration Agreement dated as of October 28, 1996, between the Company, Brantley Venture Partners II, L.P., Chase
               Manhattan Bank N.A., as Trustee, and Laurence H. Powell.*
 10.16     --  Credit Agreement, dated as of March 28, 1997, between the
               Company, as borrower, and NationsBank, N.A. (South), as
               lender.(3)
 11.1      --  Statements of computation of pro forma net loss per share of common stock (unaudited).(4)
 21.1      --  List of Subsidiaries of the Registrant.(4)
 23.1      --  Consent of KPMG Peat Marwick LLP.(5)
 24.1      --  Powers of Attorney (See page 53)
 27.1      --  Financial Data Schedule - Medirisk, Inc. (for SEC use
               only).(4)
 27.2      --  Restated Financial Data Schedule - Medirisk, Inc. (for SEC
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

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   FORM 10-K

                        MEDIRISK, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1997

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Medirisk, Inc. and Subsidiaries
  Independent Auditors' Report..............................   34
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................   35
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................   36
  Consolidated Statements of Stockholders' Equity (deficit)
     for the years ended December 31, 1997, 1996 and 1995...   37
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.......................   38
  Notes to Consolidated Financial Statements................   39

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

                        MEDIRISK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                    SERIES B
                         SERIES A CONVERTIBLE      CONVERTIBLE
                           PREFERRED STOCK       PREFERRED STOCK       COMMON STOCK      ADDITIONAL
                         --------------------   -----------------   ------------------     PAID-IN     ACCUMULATED
                           SHARES     AMOUNT     SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT
                         ----------   -------   --------   ------   ---------   ------   -----------   ------------
Balance at December 31,
 1994..................          --   $    --         --   $  --      649,730   $  650   $   492,330   $ (2,335,971)
Accretion of discount
 on Series A
 convertible preferred
 stock (note 8(b)).....          --        --         --      --           --       --            --        (92,580)
Issuance of common
 stock.................          --        --         --      --        6,496        6         1,944             --
Repayment of note
 receivable from
 stockholder (note
 8(e)).................          --        --         --      --           --       --            --             --
Accrued dividend
 payable (note 8(b))...          --        --         --      --           --       --      (201,608)            --
Net loss...............          --        --         --      --           --       --            --       (137,653)
                         ----------   -------   --------   -----    ---------   ------   -----------   ------------
Balance at December 31,
 1995..................          --        --         --      --      656,226      656       292,666     (2,566,204)
Issuance of Series B
 convertible preferred
 stock, net of issuance
 costs of $220,556
 (notes 5 and 8).......          --        --    280,623     281           --       --     1,779,163             --
Conversion of Series A
 convertible preferred
 stock from redeemable
 to nonredeemable (note
 8(b)).................   1,292,359     1,292         --      --           --       --     2,301,179             --
Issuance of common
 stock, primarily in
 acquisitions (note
 2)....................          --        --         --      --      118,677      119       137,283             --
Repayment of note
 receivable from
 stockholder (note
 8(e)).................          --        --         --      --           --       --            --             --
Forgiveness of note
 receivable from
 stockholder (note
 8(c)).................          --        --         --      --           --       --            --             --
Discount on issuance of
 debt arising from
 stock purchase
 warrants (note 5).....          --        --         --      --           --       --       573,111             --
Stock option
 compensation expense..          --        --         --      --           --       --        99,585             --
Accrued dividend
 payable (note 8(b))...          --        --         --      --           --       --      (201,608)            --
Cancellation of
 treasury stock........          --        --         --      --      (64,960)     (65)       (9,735)            --
Net loss...............          --        --         --      --           --       --            --     (7,230,777)
                         ----------   -------   --------   -----    ---------   ------   -----------   ------------
Balance at December 31,
 1996..................   1,292,359     1,292    280,623     281      709,943      710     4,971,644     (9,796,981)
Common stock issued in
 initial public
 offering (note
 8(h)).................          --        --         --      --    2,300,000    2,300    22,623,371             --
Conversion of Series A
 and Series B
 convertible preferred
 stock into common
 stock (note 8(h)).....  (1,292,359)   (1,292)  (280,623)   (281)   1,021,800    1,022           551             --
Dividends paid on
 Series A and Series B
 convertible preferred
 stock (note 8(h)).....          --        --         --      --           --       --       (24,673)            --
Issuance of common
 stock in acquisitions
 (note 2)..............          --        --         --      --      143,682      144       901,023             --
Stock option
 exercises.............          --        --         --      --       20,243       20       101,929             --
Common stock
 repurchased and
 canceled..............          --        --         --      --       (2,331)      (3)      (14,566)            --
Net loss...............          --        --         --      --           --       --            --     (2,582,068)
                         ----------   -------   --------   -----    ---------   ------   -----------   ------------
Balance at December 31,
 1997..................          --   $    --         --   $  --    4,193,346   $4,193   $28,559,279   $(12,379,049)
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

                        MEDIRISK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997          1996         1995
                                                              -----------   -----------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(2,582,068)  $(7,230,777)  $(137,653)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Acquired in-process research and development costs......    4,375,000     6,180,000          --
    Depreciation and amortization...........................    1,304,155       786,849     193,399
    Loss due to early extinguishment of debt................      806,146            --          --
    Other...................................................           --       135,585          --
    Decrease (increase) in:
      Accounts receivable...................................   (1,925,277)     (447,120)   (273,620)
      Other assets..........................................      137,848      (846,014)     (5,339)
    Increase (decrease) in:
      Accounts payable......................................     (870,028)      353,520      83,456
      Accrued expenses and other liabilities................     (175,425)      151,405      78,152
      Deferred revenue......................................   (1,766,992)      154,158      76,921
                                                              -----------   -----------   ---------
        Net cash (used in) provided by operating
          activities........................................     (696,641)     (762,394)     15,316
                                                              -----------   -----------   ---------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired...........   (7,386,208)   (6,925,393)         --
  Purchases of property and equipment.......................     (948,833)     (138,792)         --
  Additions to software development costs...................     (983,937)     (120,969)         --
  Repayment of (loan to) officer............................       22,500      (112,500)         --
                                                              -----------   -----------   ---------
        Net cash used in investing activities...............   (9,296,478)   (7,297,654)         --
                                                              -----------   -----------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock and stock option
    exercises...............................................   22,727,620        15,084       1,950
  Common stock repurchased and canceled.....................      (14,569)           --          --
  Proceeds from issuance of Series B convertible preferred
    stock...................................................           --     2,000,000          --
  Payments for Series B convertible preferred stock issuance
    costs...................................................           --      (220,556)         --
  Payment of preferred stock dividends......................     (642,683)           --          --
  Proceeds from issuance of long-term debt, principally
    related party...........................................           --     7,407,086          --
  Payments for debt issuance costs..........................           --      (345,000)         --
  Payments on long-term debt and obligations under capital
    leases..................................................   (9,008,575)     (652,147)   (167,053)
  Repayment of note receivable from stockholder.............           --        14,000      25,000
                                                              -----------   -----------   ---------
        Net cash provided by (used in) financing
          activities........................................   13,061,793     8,218,467    (140,103)
                                                              -----------   -----------   ---------
        Net increase (decrease) in cash and cash
          equivalents.......................................  $ 3,068,674   $   158,419   $(124,787)
Cash and cash equivalents at beginning of period............      447,257       288,838     413,625
                                                              -----------   -----------   ---------
Cash and cash equivalents at end of period..................  $ 3,515,931   $   447,257   $ 288,838
                                                              ===========   ===========   =========
Supplemental disclosure of cash flow information -- cash
  paid during the period for interest.......................  $   129,771   $   736,432   $  65,433
                                                              ===========   ===========   =========
Supplemental disclosures of noncash activities:
  Purchase of computer and office equipment under capital
    lease arrangements......................................  $        --   $   332,035   $ 191,563
                                                              ===========   ===========   =========
  Discount on issuance of debt arising from stock purchase
    warrants................................................  $        --   $   573,111   $      --
                                                              ===========   ===========   =========
  Accrual of dividend payable on Series A convertible
    preferred stock.........................................  $        --   $   201,608   $ 201,608
                                                              ===========   ===========   =========
Acquisitions of businesses:
  Fair value of assets acquired.............................  $ 8,249,588   $ 4,909,167   $      --
  Acquired in-process research and development costs........    4,375,000     6,180,000          --
  Fair value of liabilities assumed.........................   (3,600,535)   (2,961,849)         --
  Common stock issued.......................................     (901,167)     (122,318)         --
  Debt issued...............................................           --    (1,076,000)         --
                                                              -----------   -----------   ---------
        Total cash paid for acquisitions....................    8,122,886     6,929,000          --
Cash acquired...............................................     (736,678)       (3,607)         --
                                                              -----------   -----------   ---------
        Net cash paid for acquisitions......................  $ 7,386,208   $ 6,925,393   $      --
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

  (d) Revenue Recognition

     The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of nonrefundable annual fees, often in advance of use or shipment, or of quarterly fees generally billed in advance of service delivery. The products are segregated into three types: market performance, clinical performance, and physician credentials products. The market performance products provide customers with information from the Company's market performance product databases. Revenue on these sales is recognized upon the delivery of the data. The Company also licenses the exclusive rights to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenues from noncustomized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and
(ii) credentials reports that validate physicians' education, training, and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. All other revenue, including fees for training, consulting fees, and other miscellaneous services, is recognized upon the performance of the applicable services.

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

  (i) Other Intangible Assets

     Other intangible assets are comprised mainly of acquired products and acquired customer contracts. The costs of acquired products and acquired customer contracts from business acquisitions are derived using a fair value method of allocation. Other intangible assets are being amortized using the straight-line method over five years. The Company makes an ongoing assessment of the recoverability of its intangible assets by comparing the amount capitalized for each asset to the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the future cash flows is less than the amount capitalized, a write-down to fair value is recorded.

  (j) Research and Development Costs and Software Development Costs

     Research and development costs are expensed as incurred. Amounts expensed for research and development for the years ended December 31, 1997, 1996, and 1995, were $2,149,155, $951,645, and $221,943, respectively.

     The Company capitalizes software development costs by project, commencing when technological feasibility for the respective product is established and concluding when the product is ready for general release to customers. The Company makes an ongoing assessment of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated NRV of the product. If the NRV is less than the amount capitalized, a write-down to NRV is recorded. The Company capitalized computer software development costs of $983,937 and $120,969 for the years ended December 31, 1997 and

1996, respectively. Capitalized computer software development costs are being amortized ratably based on the projected revenue associated with the software products or the straight-line method over five years, whichever method results in a higher level of amortization. Amortization expense was $76,597 and $19,911 for the years ended December 31, 1997 and 1996, respectively.

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

(2) BUSINESS ACQUISITIONS

1997 ACQUISITIONS

  Staff-Link, Inc. ("Staff-Link")

     In May 1997, the Company acquired substantially all of the assets of Staff-Link of St. Louis, Missouri, a provider of a physician database and related software utilities designed to assist health care organizations with their in-house recruiting efforts. The Company purchased Staff-Link, Inc. for $300,000 in cash and the assumption of net assets of $251,000. The total purchase price paid to the seller in the transaction was $250,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in acquired customer contracts of approximately $527,000 and excess of cost over net assets acquired of approximately $49,000.

  CIVS, Inc. ("CIVS")

     Effective June 1, 1997, the Company acquired all of the outstanding shares of CIVS of Rockville, Maryland, a leading national provider of credentialing services to hospitals and managed care organizations for approximately $3,500,000 in cash and 129,166 shares of the Company's common stock (valued at $792,000) and the assumption of net assets of $76,000. The total purchase price paid to the sellers in the transaction was $4,300,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of approximately $3,100,000, acquired products of approximately $415,000, and excess of cost over net assets acquired of approximately $1,100,000. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of CIVS's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess cost over net assets acquired and amortized prospectively.

  CareData Reports, Inc. ("CareData")

     Effective August 1, 1997, the Company acquired all of the outstanding shares of CareData of New York, New York, which creates reports analyzing consumer satisfaction with more than 150 aspects of managed health care plans and ranks specific health plans accordingly. CareData's products are used by managed care plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products. The Company purchased CareData for approximately $4,100,000 in cash and 14,516 shares of Medirisk common stock (valued at $109,379) and the assumption of net assets of $376,000.The total purchase price paid to the sellers in the transaction was $4,200,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in in-process research and development costs of approximately $975,000, acquired products of approximately $200,000, and excess of cost over net assets acquired of approximately $2,900,000. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of CareData's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess cost over net assets acquired and amortized prospectively.

  Medsource, Inc. ("Medsource")

     In November 1997, the Company acquired all of the outstanding shares of Medsource of St. Paul, Minnesota, which licenses databases of physician information for use in recruiting physicians, developing health care networks, and marketing hospitals. The Company purchased Medsource for $250,000 in cash and the assumption of net liabilities of $805,000. The total purchase price paid to the sellers in the transaction was $250,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of approximately $300,000, acquired products of approximately $125,000, and excess of cost over net assets acquired of approximately $755,000. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of Medsource's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess cost over net assets acquired and amortized prospectively.

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

     Because of operating losses, net operating loss carryforwards, and other factors, the Company did not provide any income tax expense for the years ended December 31, 1996, and 1995. A reconciliation of the expected income tax (benefit) expense (based on a U.S. Federal statutory tax rate of 34%) to the actual income taxes is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                     -----------------------------------
                                                        1997         1996         1995
                                                     ----------   -----------   --------
Computed "expected" tax (benefit) expense..........  $ (363,433)  $(2,458,464)  $(46,802)
In-process research and development costs expensed
  for financial accounting purposes, not deductible
  for tax purposes.................................   1,706,250            --         --
Benefit of operating loss carryforward.............    (429,000)           --         --
Increase (decrease) in the valuation allowance for
  deferred income taxes, excluding benefit of
  operating loss carryforward......................    (139,217)    2,774,215     43,101
State income taxes, net of Federal income tax
  effect...........................................     (93,753)     (361,539)    (6,883)
Other..............................................      26,153        45,788     10,584
                                                     ----------   -----------   --------
Actual income taxes................................  $  707,000   $        --   $     --
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
Expected life of options....................................  7 years   7 years

     The following table summarizes option plan activity for the years ended December 31, 1997, 1996, and 1995:

                                                                OPTION PRICE PER SHARE
                                                              --------------------------
                                                                                WEIGHTED
                                                    SHARES         RANGE        AVERAGE
                                                    -------   ---------------   --------
  Options outstanding at December 31, 1994........  197,382   $0.30 - 0.64143   $0.33428
  Granted.........................................   63,661           0.64143    0.64143
  Exercised.......................................   (6,496)             0.30       0.30
  Canceled........................................  (37,027)   0.30 - 0.64143    0.36068
                                                    -------
  Options outstanding at December 31, 1995........  217,520    0.30 - 0.64143    0.42070
  Granted.........................................  176,731           0.64143    0.64143
  Exercised.......................................  (11,693)   0.30 - 0.64143    0.58452
  Canceled........................................  (63,630)   0.30 - 0.64143    0.57471
                                                    -------
  Options outstanding at December 31, 1996........  318,928    0.30 - 0.64143    0.50628
  Granted.........................................  335,877       7.625-11.00    9.45027
  Exercised.......................................  (20,243)     0.30 - 7.625    5.03626
  Canceled........................................  (60,240)     0.30 - 7.625    6.66576
                                                    -------
  Options outstanding at December 31, 1997........  574,322      0.30 - 11.00    4.93386
                                                    =======
  Options exercisable at December 31, 1997........  160,196   $0.30 - 0.64143   $0.39429
                                                    =======   ===============   ========

     The following table summarizes information about options outstanding and exercisable at December 31, 1997:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  -------------------------------------------------   -------------------------------
                      NUMBER          WEIGHTED-                           NUMBER
                  OUTSTANDING AT       AVERAGE         WEIGHTED-      EXERCISABLE AT     WEIGHTED-
   RANGE OF        DECEMBER 31,       REMAINING         AVERAGE        DECEMBER 31,       AVERAGE
EXERCISE PRICES        1997        CONTRACTUAL LIFE  EXERCISE PRICE        1997        EXERCISE PRICE
---------------   --------------   ----------------  --------------   --------------   --------------
$ 0.30 -  5.00       303,405       78 months           $ 0.51019         160,196          $0.39429
  5.00 - 10.00        64,960       113                   7.56250              --                --
 10.00 - 15.00       205,957       118                  10.62138              --                --
                     -------       ----------------    ---------         -------          --------
                     574,322       96 months           $ 4.93386         160,196          $0.39429
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 1998.

                                          MEDIRISK, INC.

                                          By:   /s/ KENNETH M. GOINS, JR.
                                            ------------------------------------
                                                   Kenneth M. Goins, Jr.
                                                  Executive Vice President

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on May 20, 1998.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                          *                            Chairman, Chief Executive        March 26, 1998
-----------------------------------------------------    Officer, President (principal
                   Mark A. Kaiser                        executive officer) and
                                                         Director

              /s/ KENNETH M. GOINS, JR.                Chief Financial Officer,         March 26, 1998
-----------------------------------------------------    Executive Vice President
                Kenneth M. Goins, Jr.                    (principal financial officer)

               /s/ THOMAS C. KUHN III                  Vice President -- Finance and    March 26, 1998
-----------------------------------------------------    Administration and Controller
                 Thomas C. Kuhn III                      (principal accounting
                                                         officer)

                          *                            Director                         March 26, 1998
-----------------------------------------------------
                   Keith O. Cowan

                          *                            Director                         March 26, 1998
-----------------------------------------------------
                   Michael J. Finn

                          *                            Director                         March 26, 1998
-----------------------------------------------------
             William M. McClatchey, M.D.

                          *                            Director                         March 26, 1998
-----------------------------------------------------
                James K. Murray, III

                          *                            Director                         March 26, 1998
-----------------------------------------------------
                  Robert P. Pinkas

           *By: /s/ KENNETH M. GOINS, JR.
----------------------------------------------------
                  Attorney-in-Fact