Form 10-Q
period 1998-06-30
MEDIRISK INC
filed 1998-08-14
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934.
         For the quarterly period ended June 30, 1998.

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934.
         For the transition period from               to               .
                                        -------------    --------------

                        Commission file number 000-27056


                                 Medirisk, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                     58-2256400
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Two Piedmont Center, Suite 400, 3565 Piedmont Rd., Atlanta, Georgia     30305
--------------------------------------------------------------------------------
         (Address of principal executive office)                      (Zip code)


Registrant's Telephone Number Including Area Code:      (404) 364-6700
                                                  --------------------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value as of August 12, 1998 was 7,230,370.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands)

                                                                           (UNAUDITED)
                                                                             6/30/98     12/31/97
                                                                           -----------   ---------
CURRENT ASSETS
    Cash and cash equivalents                                                $23,460      $ 3,516
    Accounts receivable, less allowance for
        doubtful accounts of $386 and $148 at June 30, 1998
        and December 31, 1997, respectively                                    6,103        3,802
    Prepaid expenses                                                           1,230          697
    Other current assets                                                         654          475
                                                                             -------      -------
        Total current assets                                                  31,447        8,490
                                                                             -------      -------

Property and equipment                                                         4,942        3,083
    Less accumulated depreciation and amortization                             1,878        1,444
                                                                             -------      -------
        Property and equipment, net                                            3,064        1,639
                                                                             -------      -------

Excess of cost over net assets of businesses acquired, less accumulated amortization of $899 and $537 at June 30, 1998 and
    December 31, 1997, respectively                                           17,102        7,556
Intangible assets, less accumulated amortization of $629 and $409 at
    June 30, 1998 and December 31, 1997, respectively                          2,757        1,794
Software development costs, less accumulated amortization of $157
    and $97 at June 30, 1998 and December 31, 1997, respectively               2,011        1,008
Other assets                                                                     646          171
                                                                             -------      -------
        Total other assets                                                    22,516       10,529
                                                                             -------      -------

        Total assets                                                         $57,027      $20,658
                                                                             =======      =======

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                                    (UNAUDITED)
                                                                      6/30/98       12/31/97
                                                                    -----------     ---------
CURRENT LIABILITIES
    Accounts payable                                                 $    352       $    258
    Accrued expenses                                                    1,798            758
    Income taxes payable                                                  771            816
    Current installments of long-term debt and obligations
        under capital leases                                              161            168
    Deferred revenue                                                    3,157          2,309
                                                                     --------       --------
        Total current liabilities                                       6,239          4,309

Long-term debt and obligations under capital leases,
    excluding current installments                                         34            165
                                                                     --------       --------
        Total liabilities                                               6,273          4,474


STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 1,000 shares authorized;
        none outstanding                                                   --             --
    Common stock - $0.001 par value; 20,000 shares authorized;
        7,201 and 4,193 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively                   7              4
    Additional paid in capital                                         76,157         28,559
    Accumulated deficit                                               (25,410)       (12,379)
                                                                     --------       --------
        Total stockholders' equity                                     50,754         16,184
                                                                     --------       --------

        Total liabilities and stockholders' equity                   $ 57,027       $ 20,658
                                                                     ========       ========


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)


                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                               -----------------------       -----------------------
                                                                 1998           1997           1998           1997
                                                               --------       --------       --------       --------
Revenue                                                        $  5,415       $  3,243       $ 10,592       $  5,893
Salaries, wages and benefits                                      2,964          1,718          5,539          3,480
Other operating expenses                                          1,572            894          3,094          1,539
Depreciation and amortization                                       651            249          1,079            450
Acquired in-process research and development costs
    and integration costs                                         8,599          3,100         13,914          3,100
                                                               --------       --------       --------       --------

        Operating loss                                           (8,371)        (2,718)       (13,034)        (2,676)

Interest income (expense), net                                      (34)           157              3            197
                                                               --------       --------       --------       --------

        Loss before extraordinary item                           (8,405)        (2,561)       (13,031)        (2,479)

Extraordinary item - loss on early extinguishment of debt            --             --             --           (806)
                                                               --------       --------       --------       --------

        Net loss                                                 (8,405)        (2,561)       (13,031)        (3,285)

Convertible preferred stock dividend requirement                     --             --             --            (25)
                                                               --------       --------       --------       --------

Net loss attributable to common stock                          $ (8,405)      $ (2,561)      $(13,031)      $ (3,310)
                                                               ========       ========       ========       ========

Net loss per share of common stock - basic and diluted:
        Loss per share before extraordinary item               $  (1.59)      $  (0.63)      $  (2.67)      $  (0.68)
        Loss per share - extraordinary item                          --             --             --          (0.22)
                                                               --------       --------       --------       --------

        Net loss per share of common stock                     $  (1.59)      $  (0.63)      $  (2.67)      $  (0.90)
                                                               ========       ========       ========       ========

Weighted average number of common shares outstanding -
    basic and diluted                                             5,275          4,051          4,885          3,658
                                                               ========       ========       ========       ========


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Amounts in thousands)

                                                                               SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                         -----------------------
                                                                           1998           1997
                                                                         --------       --------
Cash flows from operating activities:
    Net loss                                                             $(13,031)      $ (3,285)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Acquired in-process research and development costs                 13,500          3,100
        Depreciation and amortization                                       1,079            450
        Loss due to early extinguishment of debt                               --            806
        Decrease (increase) in:
            Accounts receivable                                            (1,939)           257
            Other assets                                                     (976)            80
        Increase (decrease) in:
            Accounts payable                                                 (577)          (504)
            Accrued expenses and other liabilities                         (1,322)          (458)
            Deferred revenue                                                  157           (938)
                                                                         --------       --------
                Net cash used in operating activities                      (3,109)          (492)
                                                                         --------       --------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                       (14,309)        (3,533)
    Purchases of property and equipment                                    (1,001)          (253)
    Additions to software development costs                                  (811)          (242)
    Loan to officer                                                            23             23
                                                                         --------       --------
                Net cash used in investing activities                     (16,098)        (4,005)
                                                                         --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                 40,998         22,614
    Payments of dividends                                                      --           (643)
    Payments on long-term debt and obligations under capital leases        (1,847)        (8,726)
                                                                         --------       --------
                Net cash provided by financing activities                  39,151         13,245
                                                                         --------       --------

                Net increase in cash and cash equivalents                  19,944          8,748
Cash and cash equivalents at beginning of period                            3,516            447
                                                                         --------       --------

Cash and cash equivalents at end of period                               $ 23,460       $  9,195
                                                                         ========       ========

Acquisitions of businesses:
        Fair value of assets acquired                                    $ 10,419       $  2,896
        Acquired in-process research and development costs                 13,500          3,100
        Fair value of liabilities assumed                                  (5,492)        (1,578)
        Common stock issued                                                (6,603)          (792)
        Contingent consideration paid                                       3,000             --
                                                                         --------       --------
                Total cash paid for acquisitions                           14,824          3,626
        Cash acquired                                                        (515)           (93)
                                                                         --------       --------
                Net cash paid for acquisitions                           $ 14,309       $  3,533
                                                                         ========       ========


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL:

         The consolidated condensed financial statements as of June 30, 1998 and for the six month and three month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. ("Medirisk" or the "Company") for the year ended December 31, 1997.

2.       MAJOR CUSTOMERS:

         One customer accounted for 9% and 15% of the Company's revenue for the six months ended June 30, 1998 and 1997, respectively.

3.       LOSS PER SHARE OF COMMON STOCK:

         Loss per share of Common Stock for all periods presented are based on the weighted average shares of Common Stock outstanding. Loss per share does not include the effect of outstanding Common Stock equivalents because the effect is antidilutive.

4.       LINE OF CREDIT:

         In June 1998 the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is available to fund working capital needs as well as new product development and acquisitions.

5.       FOLLOW-ON OFFERING:

         In June 1998 the Company completed a follow-on offering of 2,250,000 shares of Common Stock. As a result of the offering, the Company received approximately $40.5 million, net of offering costs of approximately $600,000.

6.       ACQUISITIONS:

         Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for health care services, for $2.7 million in cash, 171,315 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $5.3 million, acquired products of $500,000, and excess of cost over net assets acquired of $1.1 million. Potential contingent consideration will be paid by the Company based upon a multiple of

Healthdemographics' operating income over a predetermined amount through the year 2000. These potential payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock or a newly designated Series 1998 - A Redeemable Preferred Stock.

         Effective May 28, 1998, the Company acquired all of the outstanding shares of Successful Solutions, Inc. of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials to hospitals and physician group practices to assist them in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. Medirisk purchased Successful Solutions for $2.9 million in cash, and 189,811 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $4.0 million, estimated acquired products of $250,000 and estimated excess of cost over net assets acquired of $1.6 million. Potential contingent consideration will be paid by the Company based upon a multiple of Successful Solutions' operating income over a predetermined amount through the year 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock.

         Effective June 25, 1998, the Company acquired all of the outstanding shares of Sweetwater Health Enterprises, Inc. of Dallas, Texas, which provides a comprehensive selection of physician credentialing services to hospitals and managed care organizations to evaluate professional relationships with physicians and secure accreditation by industry associations. In addition, Sweetwater provides a suite of quality management software used by healthcare organizations to facilitate in-house credentialing and network management, as well as track perceptions of care and individual physician performance. Sweetwater also provides managed care and interim management services for health care organizations throughout the country. Medirisk purchased Sweetwater for $6.2 million in cash. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $4.3 million, estimated acquired products of $250,000 and estimated excess of cost over net assets acquired of $4.2 million.

         The unaudited pro forma results of operations of the Company for the six months ended June 30, 1998 and the year ended December 31, 1997 as if the acquisitions described above and the Company's acquisitions in 1997 of CIVS, Inc. and CareData Reports, Inc. had been effective January 1, 1997 is summarized as follows:

                                                              SIX MONTHS      YEAR ENDED
                                                             ENDED JUNE 30,  DECEMBER 31,
                                                                 1998           1997
                                                             --------------  ------------
                                                                   (in thousands)
Revenue                                                        $ 14,772       $ 33,542
                                                               ========       ========
Loss before extraordinary item                                 $ (4,517)      $   (573)
Extraordinary item - Loss on early extinguishment of debt            --           (806)
                                                               --------       --------
Net loss                                                         (4,517)        (1,379)

Convertible preferred stock dividend requirement                     --            (25)
                                                               --------       --------
Net loss attributable to common stock                          $ (4,517)      $ (1,404)
                                                               ========       ========

Net loss per share of common stock - basic and diluted:

Loss per share before extraordinary item                       $  (0.88)      $  (0.13)
Loss per share - extraordinary item                                  --          (0.18)
                                                               --------       --------

Net loss per share of common stock                             $  (0.88)      $  (0.31)
                                                               ========       ========

Weighted average number of common shares outstanding              5,124          4,404
                                                               ========       ========

         The unaudited pro forma results do not reflect the charges for acquired in-process research and development costs discussed above. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $3.0 million was paid in April 1998, was added to excess of cost over assets acquired, and is being amortized on a prospective basis.

7.       Subsequent Events:

         The Company and certain of its officers and directors are named as defendants in three purported securities class action lawsuits entitled Richard Sturm v. Medirisk, Inc., et al. (Civil Action No. 1-98-CV-1922), John T. Gallagher v. Medirisk, Inc., et al. (Civil Action No. 1-98-CV-2099), and Frederick T. Casiello v. Medirisk, Inc., et al. (Civil Action No. 1-98-CV-2100). The Sturm action was filed on July 9, 1998. The Gallagher and Casiello actions were each filed on July 24, 1998. Each of these lawsuits is pending in the United States District Court for the Northern District of Georgia. The complaints in these lawsuits allege that the Company violated federal securities laws by failing to disclose in its public statements and/or the Registration Statement/Prospectus for its June 11, 1998, follow-on offering: (i) that the Company's operating results for the second quarter of 1998 would be below analysts' expectations and a departure from prior historical financial results;
(ii) that demand for its Market Performance and Physician Credentialing Products was weakening such that sales would continue to slow for the remainder of the fiscal year; and (iii) that the Company was preparing to change sales management, implement new product distribution channels and introduce new product enhancements as a result of weakening demand for its products. The Sturm complaint asserts claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, the Casiello complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933, and the Gallagher complaint asserts claims based on Sections 11, 12(a)(2) and 15 of the 1993 Act. All of the plaintiffs seek compensatory damages and reimbursement of their attorney's fees and costs. Because of the uncertainty of the litigation process, the Company cannot predict the outcome of these cases and, therefore, it is possible that their outcome could have a material adverse effect on the Company. The Company believes that plaintiffs' claims have no merit and intends to defend these cases vigorously.

         On July 29, 1998 the Company adopted a Shareholder Protection Rights Agreement. The Rights under this agreement will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors of the Company.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Medirisk is a provider of proprietary database products, decision-support software and analytical services to the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist health care industry participants in measuring the performance of health care payers and providers and forecasting the supply of and demand for health care services.

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

ACQUISITIONS

         Following the completion of its initial public offering in January 1997, Medirisk significantly expanded its operations by acquiring four companies in 1997 (the "1997 Acquisitions") and three companies in 1998 (the "1998 Acquisitions"). The acquisition of businesses with complementary products and services has broadened the Company's customer base, created additional cross-selling opportunities, increased market share within existing products and resulted in new product extensions and enhancements. The following summarizes these recent transactions.

     - In May 1997, Medirisk acquired substantially all of the assets of Staff-Link, Inc. ("Staff-Link") of St. Louis, Missouri, a provider of a physician database and related software utilities designed to assist healthcare organizations with their in-house recruiting efforts. Staff-Link's customer base increased the market share of the Company's physician credentials products.

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

     - In May 1998, Medirisk acquired Successful Solutions, Inc. ("Successful Solutions") of Vidalia, Georgia, which provides decision-support tools, consulting services, and training materials to hospitals and physician group practices to assist them in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. Successful Solutions collects clinical and billing record data from its customers and profiles the relative performance of individual physicians using its analytical tools and statistical algorithms. Successful Solutions implements on-site education through physician consultants and medical record specialists to influence physician behavior and promote the effective and efficient delivery of health care. Successful Solutions' tools and services for bill coding and medical record documentation help its customers achieve optimal and appropriate reimbursement for services delivered, while improving the quality of data for future comparative analysis.

     - In June 1998, Medirisk acquired Sweetwater Health Enterprises, Inc. ("Sweetwater") of Dallas, Texas, which offers a comprehensive selection of physician credentialing services to hospitals and managed care organizations to evaluate professional relationships with physicians and secure accreditation by industry associations. In addition, Sweetwater provides a suite of quality management software used by health care organizations to facilitate in-house credentialing and network management, as well as to track perceptions of care and individual physician performance. Sweetwater also provides managed care consulting and interim management services for health care organizations throughout the country.

         In connection with these acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

         Also in connection with the recent acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource, $5.3 million for Healthdemographics, $4.0 million for Successful Solutions and $4.3 million for Sweetwater. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData, 25% for Successful Solutions and Sweetwater, and 29% for Medsource and Healthdemographics) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred approximately $65,000 and $349,000 of integration costs during the first and second quarters of 1998, respectively. The Company estimates that it will incur additional integration costs of approximately $400,000 in connection with the acquisitions of each of Healthdemographics and Successful Solutions and $800,000 in connection with the acquisition of Sweetwater, all during the remainder of 1998 and the first half of 1999.

         As a result of the 1997 Acquisitions and 1998 Acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

         The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of non-refundable annual fees or quarterly fees that are generally billed in advance of service delivery. The products and services consist of market performance, clinical performance and physician credentials products.

         The market performance products provide customers with information from the Company's market performance product databases. Revenue from these sales is recognized upon the delivery of the data. The Company also licenses the exclusive right to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenue from non-customized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract; (ii) credentials reports that validate physicians' education, training and other matters, for which revenue is recognized upon delivery of the completed reports; and (iii) physician credentialing information products and software utility tools, for which revenue is recognized upon the delivery of the data and software. Customer service revenues are recognized ratably over the service contract period. All other revenue, including fees for training, consulting fees and other miscellaneous services, is recognized upon the completion of the applicable services.

         The Company's three groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the differences in seasonality among the groups of products. Of its total revenue for the year ended December 31, 1997, the Company derived approximately 37% from market performance products, approximately 20% from clinical performance products and approximately 43% from physician credentials products. Of its total revenue for the quarter ended June 30, 1998, the Company derived approximately 38% from market performance products, approximately 23% from clinical performance products and approximately 39% from physician credentials products. Of its total revenue for the six months ended June 30, 1998, the Company derived approximately 43% from Market performance products, approximately 18% from clinical performance products and approximately 39% from physician credentials products.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                THREE MONTHS             SIX MONTHS
STATEMENTS OF OPERATIONS:                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                            --------------------    --------------------
                                                              1998        1997        1998        1997
                                                            --------    --------    --------    --------
Revenue                                                        100%        100%        100%        100%
Salaries, wages and benefits                                    55          53          53          59
Other operating expenses                                        29          27          29          26
Depreciation and amortization                                   12           8          10           8
Acquired in-process research and
    development costs and integration costs                    159          96         131          52
                                                              ----        ----        ----        ----
    Operating loss                                            (155)        (84)       (123)        (45)
Interest income (expense), net                                  --           5          --           3
                                                              ----        ----        ----        ----
    Loss before extraordinary item                            (155)        (79)       (123)        (42)
Extraordinary item: loss on early extinguishment of debt        --          --          --         (14)
                                                              ----        ----        ----        ----
    Net loss                                                  (155)%       (79)%      (123)%       (56)%
                                                              ====        ====        ====        ====


QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

         Revenue. Revenue for the three months ended June 30, 1998 was $5.4 million, an increase of $2.2 million or 67% over the same period in the prior year. The increase was primarily attributable to the 1998 and 1997 acquisitions. Revenue associated with the 1998 Acquisitions and 1997 Acquisitions represented $2.2 million of the total increase. The Company's revenue excluding acquisitions decreased 2% for the first quarter of 1998 over the first quarter of 1997 as a result of low new business revenue for the Company's financial products product set. The decrease in new business revenue resulted from the Company's failure to close identified sales opportunities consistent with historical patterns and expectations.

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended June 30, 1998 were $3.0 million, an increase of $1.2 million or 73% over the same period in the prior year. The increase was primarily the result of the 1998 Acquisitions and 1997 Acquisitions and incremental expenses associated with internal growth. Salaries, wages and benefits as a percentage of revenue increased to 55%, up from 53% in the same period in the prior year, as a result of slower than expected revenue growth in the Company's financial products and outsourced credentialing product sets.

         Other operating expenses. Other operating expenses for the three months ended June 30, 1998 were $1.6 million, an increase of $678,000 or 76% over the same period in the prior year. This increase is primarily related to costs associated with the 1998 Acquisitions and 1997 Acquisitions. Other operating expenses as a percentage of revenue increased to 29%, up from 27% in the same period in the prior year, primarily as a result of differences in expense structures of the acquired companies.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 1998 were $652,000, an increase of $402,000 or 161% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the 1998 Acquisitions and 1997 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 12% compared to 8% in the same period in the prior year.

         Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs and integration costs for the three months ended June 30, 1998 were $8.6 million as compared to $3.1 million in the same period in the prior year. In connection with the acquisitions of Sweetwater and Successful Solutions in 1998, the Company recorded non-recurring charges resulting from expensing the acquired in-process research and development costs of $4.3 million and $4.0 million, respectively. Integration costs for the three months ended June 30, 1998 were $349,000 as compared to $0 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisition of Healthdemographics in 1998.

         Interest income (expense), net. Net interest expense for the three months ended June 30, 1998 was $34,000, compared to net interest income of $157,000 for the same period in the prior year. The net interest expense resulted from borrowings in 1998 to fund the acquisitions of Healthdemographics and Successful Solutions and the contingent consideration payment of $3.0 million made to CareData in April 1998. In the same period in the prior year, the Company had no outstanding borrowings under its credit line and generated interest income on the proceeds remaining from its initial public offering.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenue. Revenue for the six months ended June 30, 1998 was $10.6 million, an increase of $4.7 million or 80% over the same period in the prior year. The increase was primarily attributable to the 1998 Acquisitions and 1997 Acquisitions. Revenue associated with the 1998 and 1997 acquisitions represented $3.3 million or 71% of the total increase. The Company's revenue excluding acquisitions represented $1.4 million or 29% of the total increase for the first six months of 1998 over the first six months of 1997 due to internal growth.

         Salaries, wages and benefits. Salaries, wages and benefits for the six months ended June 30, 1998 were $5.5 million, an increase of $2.1 million or 59% over the same period in the prior year. The increase was primarily the result of the 1998 Acquisitions and 1997 Acquisitions and incremental expenses associated with internal growth. Salaries, wages and benefits as a percentage of revenue decreased to 53% from 59% in the same period in the prior year. This decrease resulted primarily from leveraging personnel investments made during 1997 as revenue increased through acquisitions and internal growth.

         Other operating expenses. Other operating expenses for the six months ended June 30, 1998 were $3.1 million, an increase of $1.6 million or 101% over the same period in the prior year. This increase is primarily related to costs associated with the 1998 Acquisitions and 1997 Acquisitions. Other operating expenses increased as a percentage of revenue to 29% as compared to 26% in the same period in the prior year primarily as a result of differences in expense structures of the acquired companies.

         Depreciation and amortization. Depreciation and amortization expenses for the six months ended June 30, 1998 were $1.1 million, an increase of $629,000 or 140% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the 1998 Acquisitions and 1997 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 10% compared to 8% in the same period in the prior year.

         Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs and integration costs for the six months ended June 30, 1998 were $13.9 million, an increase of $10.8 million or 349% over the same period in the prior year. In connection with the acquisitions of Sweetwater, Successful Solutions and Healthdemographics in 1998, the Company recorded non-recurring charges resulting from expensing the acquired in-process research and development costs of $4.3 million, $4.0 million and $5.3 million, respectively. Integration costs for the six months ended June 30, 1998 were $349,000 as compared to $0 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisition of Healthdemographics.

         Interest income, net. Net interest income for the six months ended June 30, 1998 was $3,000, compared to net interest income of $197,000 for the same period in the prior year. The decrease in net interest income resulted from borrowings in 1998 to fund the acquisitions of Healthdemographics and Successful Solutions and a $3.0 million payment of the contingent consideration to the former shareholders of CareData in April 1998. In the same period in the prior year, the Company had no outstanding borrowings under its credit line and generated interest income on the proceeds remaining from its initial public offering.

         Extraordinary items. The Company recorded an extraordinary loss for the six months ended June 30, 1997 of $806,000 related to a one-time, non-recurring, non-cash charge for bond discount and debt issue cost associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $25.2 million as of June 30, 1998 as compared to working capital of $4.2 million at December 31, 1997. The increase was due primarily to the proceeds from the follow-on stock offering completed by the Company in June 1998.

         Net cash used by operating activities totaled $3.1 million for the six months ended June 30, 1998 as compared to cash used by operating activities of $492,000 for the same period in the prior year. The increase in cash used of $2.6 million was primarily due to an increase in accounts receivable and the extinguishment of accrued liabilities assumed in the 1998 acquisitions, offset by an increase in deferred revenue.

         Net cash used in investing activities was approximately $16.1 million for the six months ended June 30, 1998 as compared to $4.0 million in the same period in the prior year. In the six months ended June 30, 1998, the Company used $14.3 million to partially fund the acquisitions of Healthdemographics, Successful Solutions and Sweetwater as well as the $3.0 million contingent consideration paid to the former shareholders of CareData. The remaining $1.8 million of net cash used in investing activities for the six months ended June 30, 1998 was used to fund $1.0 million in fixed asset purchases and $800,000 of software development.

         Net cash provided by financing activities was $39.1 million for the six months ended June 30, 1998 as compared to $13.2 million for the same period in the prior year. In 1997 the Company received net proceeds of $22.6 million from its initial public offering, and in 1998 the Company received net proceeds of $40.5 million from its follow-on offering completed in June 1998. At June 30, 1998, the Company had $25 million in borrowing availability remaining on its revolving line of credit.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $3.0 million was paid in April 1998.

         In June 1998 the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is available to fund working capital needs as well as new product development and acquisitions.

         In June 1998 the Company completed a follow-on offering of 2,250,000 shares of Common Stock. As a result of the offering, the Company received approximately $40.5 million, net of offering expenses of approximately $600,000.

         The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. The Company believes that the remaining proceeds of its follow-on offering, available borrowings under the NationsBank Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company's operations for the near term.

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

         The Company is analyzing year 2000 issues as they relate to its key suppliers of data and customers. If a supplier of data encounters year 2000 issues that it is unable to address, such supplier's data could be unavailable to the Company. If a customer encounters year 2000 issues that it is unable to address, such customer may determine not to license the Company's databases or software applications.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

FORWARD-LOOKING STATEMENTS

         The Company may from time to time make written or oral forward-looking statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management, and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Risks Related to Intangible Assets and Acquisition of In-process Research and Development; Uncertainty and Consolidation in the HealthCare Industry; Risks of Rapid Technological Change; Need for Additional Financing; Competition; Risks of Customer Concentration; Potential for System Defects; Dependence on Key Personnel; Variable Quarterly Operating Results and Seasonality; Possible Volatility of Stock Price; Potential Adverse Effects of Substantial Number of Shares Eligible for Future Sale; Year 2000 Compliance; Adverse Impact of Anti-takeover Provisions; and Risks Associated with Unspecified Use of Proceeds. For a more complete discussion of these factors, please see the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3, as amended, as originally filed with the Commission on April 13, 1998, Registration Number 333-50015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Registrant currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents; therefore, the Registrant has no "market risk sensitive instruments," and no disclosure is required under this Item.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company and certain of its officers and directors are named as defendants in three purported securities class action lawsuits entitled Richard Sturm v. Medirisk, Inc., et al. (Civil Action No. 1-98-CV-1922), John T. Gallagher v. Medirisk, Inc., et al. (Civil Action No. 1-98-CV-2099), and Frederick T. Casiello v. Medirisk, Inc., et al. (Civil Action No. 1-98-CV-2100). The Sturm action was filed on July 8, 1998. The Gallagher and Casiello actions were each filed on July 24, 1998. Each of these lawsuits is pending in the United States District Court for the Northern District of Georgia. The complaints in these lawsuits allege that the Company violated federal securities laws by failing to disclose in its public statements and/or the Registration Statement/Prospectus for its June 11, 1998 follow-on offering: (i) that the Company's operating results for the second quarter of 1998 would be below analysts' expectations and a departure from prior historical financial results;
(ii) that demand for its Market Performance and Physician Credentialing Products was weakening such that sales would continue to slow for the remainder of the fiscal year; and (iii) that the Company was preparing to change sales management, implement new product distribution channels and introduce new product enhancements as a result of weakening demand for its products. The Sturm complaint asserts claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, the Casiello complaint alleges claims under Sections 11 and 15 of the Securities Act of 1933, and the Gallagher complaint asserts claims based on Sections 11, 12(a)(2) and 15 of the 1933 Act. All of the plaintiffs seek compensatory damages and reimbursement of their attorneys' fees and costs. Because of the uncertainty of the litigation process, the Company cannot predict the outcome of these cases and, therefore, it is possible that their outcome could have a material adverse effect on the Company. The Company believes that plaintiffs' claims have no merit and intends to defend these cases vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) On July 29, 1998, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock of the Company (a "Common Share"). The dividend is payable on August 14, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Shares"), of the Company, at a price of $40.00 per one one-hundredth of a Preferred Share (the "Exercise Price"), subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, as the same may be amended from time to time (the "Rights Agreement"), dated as of July 29, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (the "Rights Agent").

SEPARATION TIME

         Until the date on which certain events take place (the "Separation Time"), the Rights will be evidenced by, with respect to any Common Share certificate outstanding on the Record Date, such Common Share and a Summary of Rights mailed to each holder of record on or about August 20, 1998. The term "Separation Time" means the close of business on the earlier of (a) the tenth business day (or such earlier or later date as may be determined by the Board of Directors of the Company) following a public announcement by the Company that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Shares (collectively, an "Acquiring Person") (the "Flip-in Date") or (b) the tenth business day (or such later date as may be determined by the Board of Directors of the Company) after the date on which any person or group of affiliated or associated persons commences a tender or exchange offer the consummation of which would result in the beneficial ownership by such Person of 15% or more of such outstanding Common Shares.

TRANSFER OF RIGHTS AND CERTIFICATES

         The Rights Agreement provides that, until the Separation Time, the Rights will be transferred with and only with the Common Shares. Until the Separation Time (or the earlier termination or expiration of the Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Separation Time (or the earlier termination or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Separation Time, separate certificates evidencing the Rights (the "Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Separation Time, and such separate Right Certificates alone will evidence the Rights.

EXERCISE PERIOD

         The Rights are not exercisable until the Separation Time. After the Separation Time and prior to the Expiration Time, each Right (unless previously terminated) will entitle the holder to purchase, for the Exercise Price, one one-hundredth of a Preferred Share having the rights described below. The Rights will expire on the Expiration Time, unless the Expiration Time is extended, or the Rights are earlier terminated by the Company. The term "Expiration Time" is defined in the Rights Agreement and generally means July 29, 2008, unless the Rights are sooner exchanged or terminated.

ADJUSTMENTS

         The Exercise Price payable, and the number of outstanding Rights and the number of one one-hundredth interests in Preferred Shares issuable upon exercise of each Right, are subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Separation Time.

         If prior to the Separation Time, the Company distributes securities or assets in exchange for Common Shares (other than regular cash dividends or a dividend paid solely in Common Shares) whether by dividend, reclassification or otherwise, the Company shall make such adjustments, if any, in the Exercise Price, number of Rights and otherwise as the Board of Directors deems appropriate.

EXERCISE OF RIGHTS FOR COMMON STOCK

         At a Flip-in Date, Rights owned by the Acquiring Person or any affiliate or associate thereof or any transferee thereof will automatically become void and, subject to the Exchange Option summarized below, each other Right will automatically become a right to buy, for the Exercise Price, that number of Common Shares or, at the option of the Board of Directors, Preferred Shares designed to have economic and voting terms similar to the Common Shares, in either case, having a market value of twice the Exercise Price. If any person or group acquires beneficial ownership of 15% or more of the outstanding Common Shares without any intent to acquire or affect control of the Company, that acquisition will not result in a Flip-in Date if such acquiror immediately enters into an irrevocable commitment to promptly divest, and thereafter promptly divests, sufficient Common Shares so that such 15% or greater beneficial ownership ceases. After a Flip-in Date occurs, the Company may not consolidate or merge with, or sell 50% or more of its assets or earning power to, any person, if the Company's Board of Directors is controlled by the Acquiring Person, unless proper provision is made so that each Right would thereafter become a right to buy, for the Exercise Price, that number of shares of common stock of such other person having a market value of twice the Exercise Price.

OPTIONAL EXCHANGE OF RIGHTS

         At any time after a Flip-in Date occurs and prior to the time a person or group of persons become the beneficial owner of more than 50% of the outstanding Common Shares, the Board of Directors of the Company may elect to exchange all of the outstanding Rights (other than Rights owned by such person or group which have become void), for Common Shares at an exchange ratio (subject to adjustment) of one Common Share per Right (the "Exchange Option").

TERMINATION OF RIGHTS

         At any time prior to a Flip-in Date, the Board of Directors of the Company may terminate the Rights. Immediately upon any termination of the Rights, the right to exercise the Rights will terminate.

AMENDMENTS

         The Company and the Rights Agent may amend the Rights Agreement in any respect prior to the occurrence of a Flip-in Date. Thereafter, the Company and the Rights Agent may amend the Rights Agreement in any respect which shall not materially adversely affect the interests of holders of Rights generally or to cure an ambiguity or to correct or supplement any provision which may be inconsistent with any other provision or otherwise defective.

RIGHTS PRIOR TO EXERCISE

         Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

ANTI-TAKEOVER EFFECTS

         The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors of the Company (with, where required by the Rights Agreement, the concurrence of a majority of the continuing directors) unless the offer is conditioned on a substantial number of Rights being acquired. However, the Rights should not interfere with any merger, statutory share exchange or other business combination approved by a majority of the directors since the Rights may be terminated by the Board of Directors at any time on or prior to the close of business ten business days after announcement by the Company that a person has become an Acquiring Person. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. However, the effect of the Rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, the Company. To the extent any potential acquirors are deterred by the Rights, the Rights may have the effect of preserving incumbent management in office.

DOCUMENTS AND EFFECT OF THIS SUMMARY

         A copy of the Rights Agreement is included as an Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 1998. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is hereby incorporated herein by reference.

(b) See (a) above for a description of the Shareholder Protection Rights Agreement and its effect on the Company's Common Stock.

(c) In May 1998, in connection with the acquisition of Successful Solutions, the Company issued 190,000 shares of its Common Stock to shareholders of Successful Solutions. Such transaction was conducted without any underwriter, and the Company claims that such transaction was exempt from registration under the Securities Act of 1933 (the "Securities Act") pursuant to Rule 505 of Regulation D and Section 4(2) of the Securities Act.

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

         In connection with such offering, (i) underwriting fees and discounts of $1.8 million were incurred by the Company and (ii) other expenses of $903,000 were incurred by the Company resulting in (iii) total expenses of $2.7 million and net offering proceeds of $22.6 million. Of such net proceeds, the following payments were made to persons owning 10% or more of the Company's equity securities: (i) $6.9 million in repayment of certain indebtedness; and (ii) $643,000 in payment of accrued dividends. Of such net proceeds, the following other uses have been made: (i) $2.3 million in repayment of certain indebtedness; (ii) $8.7 million to acquire other businesses; (iii) $2.8 million for fixed asset purchases and software development; and (iv) $1.3 million for general working capital purposes. The above-described uses of proceeds do not represent a material change in the uses of proceeds described in the prospectus.

ITEM 5.  OTHER INFORMATION

SHAREHOLDER PROPOSALS

         The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Stockholders will confer discretionary authority to vote on any proposals of stockholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after May 16, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10.16 Amended and Restated Credit Agreement, dated as of June 29, 1998, between the Company, as borrower, and NationsBank, N.A., as lender.

                  11       Statements of Computation of Per Share Loss.

                  27       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K

         On April 13, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of all of the capital stock of Healthdemographics, which acquisition was consummated March 31, 1998.

         On May 29, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of all of the capital stock of Successful Solutions, which acquisition was consummated May 28, 1998. On June 5, 1998, the Company filed Form 8-K/A amending such Form 8-K to include required financial statements and pro forma financial information.

         On June 30, 1998, the Company filed a Current Report on Form 8-K to report (i) the Company's expectations regarding financial results for the three months ended June 30, 1998, (ii) the acquisition of all of the capital stock of Sweetwater, which acquisition was consummated on June 25, 1998, and (iii) the amendment and restatement of the Company's Credit Agreement with NationsBank.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Medirisk, Inc.

August 14, 1998                      By: /s/ Kenneth M. Goins, Jr.
                                        ----------------------------------------
                                        Kenneth M. Goins, Jr.
                                        Executive Vice President
                                        Chief Financial Officer


August 14, 1998                      By: /s/ Thomas C. Kuhn III
                                        ----------------------------------------
                                        Thomas C. Kuhn III
                                        Vice President and Corporate Controller
                                        Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
  10.16                    Amended and Restated Credit Agreement, dated as of
                           June 29, 1998, between the Company, as borrower, and NationsBank, N.A., as lender

  11                       Statements of Computation of Per Share Loss

  27                       Financial Data Schedule (for SEC use only)