Form 10-Q
period 1998-09-30
MEDIRISK INC
filed 1998-11-13
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934. For the quarterly period ended September 30,
         1998.

                                       Or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______.


                        Commission file number 000-27056


                                 Medirisk, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                                                         58-2256400
-------------------------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

Two Piedmont Center, Suite 400, 3565 Piedmont Rd., Atlanta, Georgia                   30305
-------------------------------------------------------------------                ----------
         (Address of principal executive office)                                   (Zip code)


Registrant's Telephone Number Including Area Code:            (404) 364-6700
                                                  --------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value as, of November 12, 1998 was 7,331,626.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands)

                                                                               (UNAUDITED)
                                                                                 9/30/98         12/31/97
                                                                                 -------         --------
CURRENT ASSETS
    Cash and cash equivalents                                                    $21,769          $ 3,516
    Accounts receivable, less allowance for
        doubtful accounts of $393 and $148 at September 30, 1998
        and December 31, 1997, respectively                                        5,770            3,802
    Prepaid expenses                                                               1,226              697
    Notes receivable from stockholders                                               448               23
    Other current assets                                                           1,655              452
                                                                                 -------          -------
        Total current assets                                                      30,868            8,490
                                                                                 -------          -------

Property and equipment                                                             5,082            3,083
    Less accumulated depreciation and amortization                                 2,128            1,444
                                                                                 -------          -------
        Property and equipment, net                                                2,954            1,639
                                                                                 -------          -------

Excess of cost over net assets of businesses acquired, less accumulated amortization of $1,250 and $537 at September 30, 1998 and
    December 31, 1997, respectively                                               17,556            7,556
Intangible assets, less accumulated amortization of $793 and $409 at
    September 30, 1998 and December 31, 1997, respectively                         2,645            1,794
Software development costs, less accumulated amortization of $244
    and $97 at September 30, 1998 and December 31, 1997, respectively              2,091            1,008
Notes receivable from stockholders, excluding current portion                          45               67
Other assets                                                                         538              104
                                                                                 -------          -------
        Total other assets                                                        22,875           10,529
                                                                                 -------          -------

        Total assets                                                             $56,697          $20,658
                                                                                 =======          =======

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                                        (UNAUDITED)
                                                                          9/30/98           12/31/97
                                                                          -------           --------
CURRENT LIABILITIES
    Accounts payable                                                     $    473           $    258
    Accrued expenses                                                        1,531                758
    Income taxes payable                                                      778                816
    Current installments of long-term debt and obligations
        under capital leases                                                  118                168
    Deferred revenue                                                        2,891              2,309
                                                                         --------           --------
        Total current liabilities                                           5,791              4,309

Long-term debt and obligations under capital leases,
    excluding current installments                                             26                165
                                                                         --------           --------
        Total liabilities                                                   5,817              4,474


STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 1,000 shares authorized;
        none outstanding                                                       --                 --
    Common stock - $0.001 par value; 20,000 shares authorized;
        7,332 and 4,193 shares issued and outstanding at
        September 30, 1998 and December 31, 1997, respectively                  7                  4
    Additional paid in capital                                             76,049             28,559
    Accumulated deficit                                                   (25,176)           (12,379)
                                                                         --------           --------
        Total stockholders' equity                                         50,880             16,184
                                                                         --------           --------

        Total liabilities and stockholders' equity                       $ 56,697           $ 20,658
                                                                         ========           ========


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)

                                                                           THREE MONTHS                  NINE MONTHS
                                                                        ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                        -------------------          -------------------
                                                                        1998          1997           1998           1997
                                                                        ----          ----           ----           ----
Revenue                                                               $ 7,762       $ 4,677       $ 18,354       $ 10,570
Salaries, wages and benefits                                            3,614         2,036          9,153          5,517
Other operating expenses                                                2,360         1,309          5,453          2,848
Depreciation and amortization                                             860           352          1,939            802
Acquired in-process research and development costs,
    integration costs and acquisition-related costs                       992         1,064         14,906          4,164
                                                                      -------       -------       --------       --------

        Operating loss                                                    (64)          (84)       (13,097)        (2,761)

Interest income, net                                                      298           103            300            301
                                                                      -------       -------       --------       --------
Income (loss) before extraordinary item                                   234            19        (12,797)        (2,460)

Extraordinary item - loss on early extinguishment of debt                  --            --             --           (806)
                                                                      -------       -------       --------       --------

        Net income (loss)                                                 234            19        (12,797)        (3,266)

Convertible preferred stock dividend requirement                           --            --             --            (25)
                                                                      -------       -------       --------       --------

Net income (loss) attributable to common stock                        $   234       $    19       $(12,797)      $ (3,291)
                                                                      =======       =======       ========       ========

Net income (loss) per share of common stock - basic and diluted:
        Income (loss) per share before extraordinary item             $  0.03       $  0.00       $  (2.25)      $  (0.65)
        Loss per share - extraordinary item                                --            --             --          (0.21)
                                                                      -------       -------       --------       --------

        Net income (loss) per share of common stock                   $  0.03       $  0.00       $  (2.25)      $  (0.86)
                                                                      =======       =======       ========       ========

Weighted average number of common shares outstanding -
    basic                                                               7,260         4,171          5,677          3,830
                                                                      =======       =======       ========       ========
Weighted average number of common shares outstanding -
    diluted                                                             7,531         4,937          5,677          3,830
                                                                      =======       =======       ========       ========


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Amounts in thousands)

                                                                                     NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                                 -------------------
                                                                                 1998           1997
                                                                                 ----           ----
Cash flows from operating activities:
    Net loss                                                                 $(12,797)      $ (3,266)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Acquired in-process research and development costs                     13,500          4,075
        Depreciation and amortization                                           1,939            811
        Loss due to early extinguishment of debt                                   --            806
        Decrease (increase) in:
            Accounts receivable                                                (1,606)          (108)
            Other assets                                                       (1,985)          (230)
        Increase (decrease) in:
            Accounts payable                                                     (455)          (394)
            Accrued expenses and other liabilities                             (1,917)          (510)
            Deferred revenue                                                     (200)        (1,160)
                                                                             --------       --------
                Net cash (used in) provided by operating activities            (3,521)            24
                                                                             --------       --------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                           (14,362)        (7,114)
    Purchases of property and equipment                                        (1,225)          (552)
    Additions to software development costs                                    (1,229)          (675)
    Notes receivable from stockholders                                           (425)            --
                                                                             --------       --------
                Net cash used in investing activities                         (17,241)        (8,341)
                                                                             --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     40,890         22,614
    Payments of dividends                                                          --           (643)
    Payments on long-term debt and obligations under capital leases            (1,898)        (8,787)
    Repayment of note receivable from stockholder                                  23             23
                                                                             --------       --------
                Net cash provided by financing activities                      39,015         13,207
                                                                             --------       --------

                Net increase in cash and cash equivalents                      18,253          4,890
Cash and cash equivalents at beginning of period                                3,516            447
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $ 21,769       $  5,337
                                                                             ========       ========

Acquisitions of businesses:
        Fair value of assets acquired                                        $ 10,472       $  7,259
        Acquired in-process research and development costs                     13,500          4,075
        Fair value of liabilities assumed                                      (5,492)        (2,560)
        Common stock issued                                                    (6,603)          (901)
        Contingent consideration paid                                           3,000             --
                                                                             --------       --------
                Total cash paid for acquisitions                               14,877          7,873
        Cash acquired                                                            (515)          (759)
                                                                             --------       --------
                Net cash paid for acquisitions                               $ 14,362       $  7,114
                                                                             ========       ========


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL:

         The consolidated condensed financial statements as of September 30, 1998 and for the nine-month and three-month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. ("Medirisk" or the "Company") for the year ended December 31, 1997.


2.       MAJOR CUSTOMERS:

         One customer accounted for 7% and 14% of the Company's revenue for the nine months ended September 30, 1998 and 1997, respectively.


3.       INCOME (LOSS) PER SHARE OF COMMON STOCK:

         Income (loss) per share of Common Stock for all periods presented are based on the weighted average shares of Common Stock outstanding. Loss per share for the nine month periods ending September 30, 1998 and 1997, does not include the effect of outstanding Common Stock equivalents because the effect is antidilutive.


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


6.       ACQUISITIONS:

         Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for healthcare services, for $2.7 million in cash and 171,315 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $5.3 million, acquired products of $500,000, and excess of cost over net assets acquired of $1.1 million. Potential contingent consideration will be paid by the

Company based upon a multiple of Healthdemographics' operating income over a predetermined amount through the year 2000. These potential payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock or a newly designated Series 1998 - A Redeemable Preferred Stock.

         Effective May 28, 1998, the Company acquired all of the outstanding shares of Successful Solutions, Inc. of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials to hospitals and physician group practices to assist them in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. Medirisk purchased Successful Solutions for $2.9 million in cash, and 189,811 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $4.0 million, acquired products of $250,000 and excess of cost over net assets acquired of $1.6 million. Potential contingent consideration will be paid by the Company based upon a multiple of Successful Solutions' operating income over a predetermined amount through the year 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock.

         Effective June 25, 1998, the Company acquired all of the outstanding shares of Sweetwater Health Enterprises, Inc. of Dallas, Texas, which provides a comprehensive selection of physician credentialing services to hospitals and managed care organizations to evaluate professional relationships with physicians and secure accreditation by industry associations. In addition, Sweetwater provides a suite of quality management software used by healthcare organizations to facilitate in-house credentialing and network management, as well as track perceptions of care and individual physician performance. Sweetwater also provides managed care and interim management services for healthcare organizations throughout the country. Medirisk purchased Sweetwater for $6.2 million in cash. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $4.3 million, acquired products of $250,000 and excess of cost over net assets acquired of $4.2 million.

         The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1998 and the year ended December 31, 1997 as if the acquisitions described above and the Company's acquisitions in 1997 of CIVS, Inc. and CareData Reports, Inc. had been effective January 1, 1997 is summarized as follows:

                                                                  NINE MONTHS         YEAR ENDED
                                                              ENDED SEPTEMBER 30,    DECEMBER 31,
                                                              -------------------    ------------
                                                                     1998               1997
                                                                     ----               ----
                                                                         (in thousands)
Revenue                                                            $ 22,534           $ 33,542
                                                                   ========           ========
Loss before extraordinary item                                     $ (4,283)          $   (573)
Extraordinary item - Loss on early extinguishment of debt                --               (806)
                                                                   --------           --------
Net loss                                                             (4,283)            (1,379)

Convertible preferred stock dividend requirement                         --                (25)
                                                                   --------           --------
Net loss attributable to common stock                              $ (4,283)          $ (1,404)
                                                                   ========           ========

Net loss per share of common stock - basic and diluted:

Loss per share before extraordinary item                           $  (0.72)          $  (0.13)
Loss per share - extraordinary item                                      --              (0.18)
                                                                   --------           --------

Net loss per share of common stock                                 $  (0.72)          $  (0.31)
                                                                   ========           ========

Weighted average number of common shares outstanding                  5,916              4,404
                                                                   ========           ========

         The unaudited pro forma results do not reflect the charges for acquired in-process research and development costs discussed above. The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated, and they are not necessarily indicative of the results of future operations.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $3.0 million was paid in April 1998, was added to excess of cost over net assets acquired, and is being amortized on a prospective basis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Medirisk is a provider of proprietary database products, decision-support software and analytical services to the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist healthcare industry participants in measuring the performance of healthcare payers and providers and forecasting the supply of and demand for healthcare services.

         Applications of Medirisk's products include pricing managed care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing healthcare delivery networks, and marketing healthcare services. The Company actively sells its products to over 1,000 major customers, including leading health plans, insurers, hospitals, large multi-specialty physician groups, physician practice management companies, employers, equipment suppliers and pharmaceutical companies, as well as several hundred smaller customers, including single-specialty physician groups. Medirisk believes that it is the leading provider of clinical and financial database products comprised of physician-oriented content and managed care member satisfaction information in the United States.

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

     - In June 1997, Medirisk acquired CIVS, Inc. ("CIVS") of Rockville, Maryland, a leading national provider of physician credentialing services and information products to healthcare organizations. The acquisition of CIVS added new customers to the Company's physician credentials product line and broadened the range of products and outsourced services offered by the Company.

     - In August 1997, Medirisk acquired CareData Reports, Inc. ("CareData") of New York, New York, which creates reports analyzing consumer satisfaction with more than 150 aspects of managed healthcare plans and ranks specific health plans accordingly. CareData's products are used by managed care plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products.

- In November 1997, Medirisk acquired Medsource, Inc. ("Medsource") of St. Paul, Minnesota, which licenses databases of physician information for use in recruiting physicians and developing healthcare networks. The acquisition strengthened the Company's physician credentials product line and extended the application of these products to the administrative and the marketing functions of healthcare organizations.

- In March 1998, Medirisk acquired Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for healthcare services. Healthcare delivery organizations, insurers, equipment suppliers, consultants and other healthcare industry participants use the proprietary demographic and market segmentation information and software provided by Healthdemographics to make more informed business decisions regarding strategic planning and market planning and analysis. The acquisition of Healthdemographics resulted in an expansion of the Company's market performance products and customer base.

- In May 1998, Medirisk acquired Successful Solutions, Inc. ("Successful Solutions") of Vidalia, Georgia, which provides decision-support tools, consulting services, and training materials to hospitals and physician group practices to assist them in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. Successful Solutions collects clinical and billing record data from its customers and profiles the relative performance of individual physicians using its analytical tools and statistical algorithms. Successful Solutions implements on-site education through physician consultants and medical record specialists to influence physician behavior and promote the effective and efficient delivery of healthcare. Successful Solutions' tools and services for bill coding and medical record documentation help its customers achieve optimal and appropriate reimbursement for services delivered, while improving the quality of data for future comparative analysis.

     - In June 1998, Medirisk acquired Sweetwater Health Enterprises, Inc. ("Sweetwater") of Dallas, Texas, which offers a comprehensive selection of physician credentialing services to hospitals and managed care organizations to evaluate professional relationships with physicians and secure accreditation by industry associations. In addition, Sweetwater provides a suite of quality management software used by healthcare organizations to facilitate in-house credentialing and network management, as well as to track perceptions of care and individual physician performance. Sweetwater also provides managed care consulting and interim management services for healthcare organizations throughout the country.

         In connection with these acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

         Also in connection with the recent acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource, $5.3 million for Healthdemographics, $4.0 million for Successful Solutions and $4.3 million for Sweetwater. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData, 25% for Successful Solutions and Sweetwater, and 29% for Medsource and Healthdemographics) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred approximately $65,000, $349,000 and $992,000 of integration costs during the first, second and third quarters of 1998, respectively. Included in the third quarter's integration costs were approximately $221,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues. The Company estimates that it will incur additional integration costs of approximately $300,000 in connection with the 1998 Acquisitions during the remainder of 1998 and the first quarter of 1999.

         As a result of the 1997 Acquisitions and 1998 Acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

         The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of non-refundable annual fees or quarterly fees. The products and services consist of market performance, clinical performance and physician credentials products.

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

         The Company's three groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the differences in seasonality among the groups of products. Of its total revenue for the year ended December 31, 1997, the Company derived approximately 37% from market performance products, approximately 20% from clinical performance products and approximately 43% from physician credentials products. Of its total revenue for the quarter ended September 30, 1998, the Company derived approximately 41% from market performance products, approximately 18% from clinical performance products and approximately 41% from physician credentials products. Of its total revenue for the nine months ended September 30, 1998, the Company derived approximately 42% from market performance products, approximately 18% from clinical performance products and approximately 40% from physician credentials products.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                  THREE MONTHS             NINE MONTHS
                                                                  ------------             -----------
  STATEMENTS OF OPERATIONS:                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                               -------------------      -------------------
                                                                1998        1997        1998        1997
                                                                ----        ----        ----        ----
Revenue                                                         100%        100%        100%        100%
Salaries, wages and benefits                                     47          43          50          52
Other operating expenses                                         30          28          30          27
Depreciation and amortization                                    11           8          11           8
Acquired in-process research and
    development costs, integration costs and acquisition-
        related costs                                            13          23          81          39
                                                               ----        ----        ----        ----
    Operating loss                                               (1)         (2)        (72)        (26)
Interest income, net                                              4           2           2           3
                                                               ----        ----        ----        ----
    Income (loss) before extraordinary item                       3          --         (70)        (23)
Extraordinary item: loss on early extinguishment of debt         --          --          --          (8)
                                                               ----        ----        ----        ----
    Net income (loss)                                             3%        --%         (70)%       (31)%
                                                               ====        ====        ====        ====


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         Revenue. Revenue for the three months ended September 30, 1998 was $7.8 million, an increase of $3.1 million or 66% over the same period in the prior year. The increase was primarily attributable to the 1998 Acquisitions. Revenue associated with the 1998 Acquisitions represented $2.7 million of the total increase. The Company's revenue excluding the 1998 Acquisitions increased 8% for the third quarter of 1998 over the third quarter of 1997. This increase was due primarily to growth in sales of market performance products and clinical performance products, but was limited by lower than anticipated volume in the outsourced credentialing services product set.

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended September 30, 1998 were $3.6 million, an increase of $1.6 million or 77% over the same period in the prior year. The increase was primarily the result of the 1998 Acquisitions and incremental expenses associated with internal growth. Salaries, wages and benefits as a percentage of revenue increased to 47% from 43% in the same period in the prior year as a result of slower than expected revenue growth in the Company's outsourced credentialing services product set.

         Other operating expenses. Other operating expenses for the three months ended September 30, 1998 were $2.4 million, an increase of $1.1 million or 80% over the same period in the prior year. This increase is primarily related to costs associated with the 1998 Acquisitions. Other operating expenses as a percentage of revenue increased to 30% from 28% in the same period in the prior year primarily as a result of differences in expense structures of the acquired companies.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 1998 were $860,000, an increase of $508,000 or 144% over the same period in the prior year. The increase was primarily the result of the amortization of goodwill and intangible assets acquired in the 1998 Acquisitions and 1997 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 11% as compared to 8% in the same period in the prior year.

         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related for the three months ended September 30, 1998 were $992,000 as compared to $1.1 million in the same period in the prior year. Integration costs for the three months ended September 30, 1998 were $992,000 as compared to $89,000 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisitions of Healthdemographics, Successful Solutions and Sweetwater in 1998. Included in the third quarter's integration costs were approximately

$221,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.

         Interest income, net. Net interest income for the three months ended September 30, 1998 was $298,000, compared to net interest income of $103,000 for the same period in the prior year. The net proceeds remaining from the Company's follow-on offering in the three months ended September 30, 1998 were substantially larger than the net proceeds from the initial public offering remaining in the same period in the prior year, which resulted in greater net interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenue. Revenue for the nine months ended September 30, 1998 was $18.4 million, an increase of $7.8 million or 74% over the same period in the prior year. The increase was primarily attributable to the 1998 Acquisitions and the 1997 Acquisitions. Revenue associated with the 1998 Acquisitions and the 1997 Acquisitions represented $6.2 million or 80% of the total increase. The Company's revenue excluding acquisitions increased $1.6 million and represented a 15% increase in revenue for the first nine months of 1998 over the first nine months of 1997. This increase was due to internal growth.

         Salaries, wages and benefits. Salaries, wages and benefits for the nine months ended September 30, 1998 were $9.2 million, an increase of $3.6 million or 66% over the same period in the prior year. The increase was primarily the result of the 1998 Acquisitions and 1997 Acquisitions and incremental expenses associated with internal growth. Salaries, wages and benefits as a percentage of revenue decreased to 50% from 52% in the same period in the prior year. This decrease resulted primarily from leveraging personnel investments made during 1997 as revenue increased through acquisitions and internal growth.

         Other operating expenses. Other operating expenses for the nine months ended September 30, 1998 were $5.5 million, an increase of $2.6 million or 91% over the same period in the prior year. This increase is primarily related to costs associated with the 1998 Acquisitions and 1997 Acquisitions. Other operating expenses increased as a percentage of revenue to 30% as compared to 27% in the same period in the prior year primarily as a result of differences in expense structures of the acquired companies.

         Depreciation and amortization. Depreciation and amortization expenses for the nine months ended September 30, 1998 were $1.9 million, an increase of $1.1 million or 142% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the 1998 Acquisitions and 1997 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 11% compared to 8% in the same period in the prior year.

         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs for the nine months ended September 30, 1998 were $14.9 million, an increase of $10.7 million or 258% over the same period in the prior year. In connection with the acquisition of Sweetwater, Successful Solutions and Healthdemographics in 1998, the Company's recorded non-recurring charges resulting from expensing the acquired in-process research and development costs of $4.3 million, $4.0 million and $5.3 million, respectively. Integration costs for the nine months ended September 30, 1998 were $1.4 million as compared to $89,000 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisitions of Healthdemographics, Successful Solutions and Sweetwater. Included in the third quarter's integration costs were approximately $221,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.

         Interest income, net. Net interest income for the nine months ended September 30, 1998 was $300,000, compared to net interest income of $301,000 for the same period in the prior year.

         Extraordinary items. The Company recorded an extraordinary loss for the nine months ended September 30, 1997 of $806,000 related to a one-time, non-recurring, non-cash charge for bond discount and debt issue cost associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $25.1 million as of September 30, 1998 as compared to working capital of $4.2 million at December 31, 1997. The increase was due primarily to the net proceeds remaining from the follow-on stock offering completed by the Company in June 1998.

         Net cash used by operating activities totaled $3.5 million for the nine months ended September 30, 1998 as compared to cash provided by operating activities of $24,000 for the same period in the prior year. The increase in cash used of $3.5 million was primarily due to increases in accounts receivable and other current assets and the extinguishment of accrued liabilities assumed in the 1998 Acquisitions.

         Net cash used in investing activities was approximately $17.2 million for the nine months ended September 30, 1998 as compared to $8.3 million in the same period in the prior year. In the nine months ended September 30, 1998, the Company used $14.4 million in cash to fund partially the acquisitions of Healthdemographics, Successful Solutions and Sweetwater which includes $3.0 million of contingent consideration paid in connection with the acquisition of CareData. The remaining $2.8 million of net cash used in investing activities for the nine months ended September 30, 1998 was used to fund $1.2 million in fixed asset purchases, $1.2 million of software development and $425,000 of Shareholder Notes. The increase in Shareholder Notes is due primarily to a $350,000 loan to the Company's Chairman and Chief Executive Officer. This loan bears interest at 7.5% and is payable on July 30, 1999.

         Net cash provided by financing activities was $39.0 million for the nine months ended September 30, 1998 as compared to $13.2 million for the same period in the prior year. In 1997 the Company received net proceeds of $22.6 million from its initial public offering, and in June 1998 the Company received net proceeds of $40.5 million from its follow-on offering.

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

         In June 1998 the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is available to fund working capital needs as well as new product development and acquisitions. At September 30, 1998, the Company had $25 million in borrowing availability remaining on its revolving line of credit.

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

YEAR 2000 COMPLIANCE

         Many of the world's computer systems and non-information technology systems have programs and imbedded chips using two digits rather than four to define the applicable year. If not addressed, such computer systems could be unable to properly interpret dates beyond the year 1999. Many of Medirisk's systems and much of its software are Year 2000 compliant. To bring the remaining systems and software into compliance by mid-1999, Medirisk has designed a Year 2000 compliance program.

         The Company has implemented a project team and project plan to manage the Year 2000 initiative. The project team has substantially completed the Year 2000 assessment for all business areas that may be impacted by the Year 2000 issue, including assessment of the following business areas: IT systems, Non-IT systems, third parties and Medirisk products. The assessment included an inventory in all areas, state of readiness determination, assessment of risk and cost associated with non-compliant items, development of contingency plan steps in the event of non-compliance and the remediation steps for non-compliant items. The Company's remediation efforts are being prioritized in order of risk, with the most critical items to be corrected immediately. The Company assessed risk based on level of impact to operations and the ability to deliver quality products to our customers.

State of Readiness

         Substantially all of the areas the Company has assessed are Year 2000 compliant. The Company has developed a plan to bring the remaining 13 percent of such areas into compliance, and the Company has scheduled completion of such plan by June 1999. The Company is in the process of assessing the Year 2000 compliance of third parties, including its customer and vendors. Detailed project plans are being designed for bringing all non-compliant issues into compliance; however, the process of analyzing Year 2000 issues, particularly as they relate to customers and suppliers, is ongoing.

Cost

         The Company's current estimate of the cost of compliance is between $300,000 and $500,000; however, the process of analyzing these issues is ongoing, and the estimate may change. In addition, the majority of the expenditures expected to be incurred to address Year 2000 issues were planned and would have been incurred by the Company in the normal course of business in the ongoing process of updating and maintaining its systems. The Company's cost estimate does not include unforeseen costs in the event of additional programming hours and similar matters. The Company does not anticipate that the overall costs will have a material impact on the Company's financial results or financial condition.

Contingency Plans

         The Company has developed written contingency plans for all currently identified non-compliant items. Medirisk is in the process of developing these plans into a project plan and assigning dates and responsibilities to each action item.

Remediation Steps

         The Year 2000 project team has assessed and documented the remediation steps for the non-compliant items and is in the process of implementing project plans this quarter to achieve full remediation of all non-Year 2000 compliant items by the second quarter of 1999.

Risk

         The Year 2000 issue creates risk for the Company from unforeseen problems with both its internal systems and those of third parties upon which the Company relies. Accordingly, the Company has produced a list of all vendors and has assessed the level of impact of each vendor. Medirisk is in the process of querying all vendors and third parties to determine their compliance. Tracking and follow-up procedures are being determined and will be prioritized to focus on those vendors determined to have the most impact on the Company's business operations.

         If the databases or systems of the Company, key suppliers of data or key customers are not Year 2000 compliant, then the cost necessary to update databases or software or potential interruption in the supply of data or interruptions in demand for the Company's products could have a material adverse effect on the Company's business, results of operations or financial conditions.

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

         On September 15, 1998 the SEC issued a letter to the AICPA SEC Regulations Committee outlining changes that the SEC believes should be made to the methodology of calculating acquired in-process research and development costs. The SEC staff has indicated that it expects these changes to be followed prospectively. It is possible that the SEC may require retroactive application of these changes, but no decision as to retroactive application has been made. If the SEC requires retroactive application, acquired in-process research and development costs and purchase price allocations previously recorded by the Company may change significantly.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) On July 29, 1998, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock of the Company (a "Common Share"). The dividend was payable on August 14, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Shares"), of the Company, at a price of $40.00 per one one-hundredth of a Preferred Share (the "Exercise Price"), subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, as the same may be amended from time to time (the "Rights Agreement"), dated as of July 29, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (the "Rights Agent").

Separation Time

         Until the date on which certain events take place (the "Separation Time"), the Rights will be evidenced by, with respect to any Common Share certificate outstanding on the Record Date, such Common Share and a Summary of Rights mailed to each holder of record on or about August 20, 1998. The term "Separation Time" means the close of business on the earlier of (a) the tenth business day (or such earlier or later date as may be determined by the Board of Directors of the Company) following a public announcement by the Company that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Shares (collectively, an "Acquiring Person") (the "Flip-in Date") or (b) the tenth business day (or such later date as may be determined by the Board of Directors of the Company) after the date on which any person or group of affiliated or associated persons commences a tender or exchange offer the consummation of which would result in the beneficial ownership by such Person or Group of 15% or more of such outstanding Common Shares.

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

Exercise of Rights for Common Stock

         At a Flip-in Date, Rights owned by the Acquiring Person or any affiliate or associate thereof or any transferee thereof will automatically become void and, subject to the Exchange Option summarized below, each other Right will automatically become a right to buy, for the Exercise Price, that number of Common Shares or, at the option of the Board of Directors, Preferred Shares designed to have economic and voting terms similar to the Common Shares, in either case, having a market value of twice the Exercise Price. If any person or group acquires beneficial ownership of 15% or more of the outstanding Common Shares without any intent to acquire or affect control of the Company, that acquisition will not result in a Flip-in Date if such acquirer immediately enters into an irrevocable commitment to promptly divest, and thereafter promptly divests, sufficient Common Shares so that such 15% or greater beneficial ownership ceases. After a Flip-in Date occurs, the Company may not consolidate or merge with, or sell 50% or more of its assets or earning power to, any person, if the Company's Board of Directors is controlled by the Acquiring Person, unless proper provision is made so that each Right would thereafter become a right to buy, for the Exercise Price, that number of shares of common stock of such other person having a market value of twice the Exercise Price.

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

Anti-Takeover Effects

         The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors of the Company (with, where required by the Rights Agreement, the concurrence of a majority of the continuing directors) unless the offer is conditioned on a substantial number of Rights being acquired. However, the Rights should not interfere with any merger, statutory share exchange or other business combination approved by a majority of the directors since the Rights may be terminated by the Board of Directors at any time on or prior to the close of business ten business days after announcement by the Company that a person has become an Acquiring Person. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. However, the effect of the Rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, the Company. To the extent any potential acquirers are deterred by the Rights, the Rights may have the effect of preserving incumbent management in office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 29, 1998, the Company held its Annual Meeting of Stockholders at which the election of a director and three other proposals were brought to a vote. The results were as follows:

                                                                   For            Against            Abstain
                                                                   ---            -------            -------
         Election of Michael J. Finn as a Director              5,489,721               --           372,231

         Approval of 1998 Employee Stock Purchase Plan          3,563,482          823,954           125,510

         Approval of 1998 Long-Term Incentive Plan              2,521,945        1,854,571           126,790

         Approval of Healthdemographics Issuance for
              purposes of NASDAQ National Market
              Listing requirements                              3,202,105        1,181,801           119,400

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10.2 Employment Agreement dated as of August 18, 1998, between the Company and Mark A. Kaiser.*

                  10.3 Employment Agreement dated as of August 21, 1998, between the Company and Kenneth M. Goins, Jr.*

                  10.17    Medirisk, Inc. 1998 Employee Stock Purchase Plan.*(1)

                  10.18    Medirisk, Inc. 1998 Long-Term Incentive Plan.*(1)

                  11       Statements of Computation of Per Share Income (Loss).

                  27       Financial Data Schedule (for SEC use only).

         ____________

         * Constitute management contracts or compensatory plans or arrangements.

         (1) Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on June 30, 1998.

(b)      Reports on Form 8-K

         On June 30, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of all of the capital stock of Sweetwater, which acquisition was consummated June 25, 1998. On August 31, 1998, the Company filed Form 8-K/A amending such Form 8-K to include required financial statements and pro forma financial information.

         On August 8, 1998, the Company filed a Current Report on Form 8-K to report the adoption of the Shareholder Protection Rights Agreement, which was established on July 29, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Medirisk, Inc.

November 13, 1998                      By:   /s/ Thomas C. Kuhn III
                                           -------------------------------------
                                             Thomas C. Kuhn III
                                             Senior Vice President
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                                        Description
------                                        -----------
   10.2                                       Employment Agreement dated August 18, 1998, between
                                              the Company and Mark A. Kaiser.

   10.3                                       Employment Agreement dated August 21, 1998, between
                                              the Company and Kenneth. M. Goins, Jr.

   11                                         Statements of Computation of Per Share Income (Loss)

   27                                         Financial Data Schedule (for SEC use only)