Form 10-Q/A
period 1998-03-31
MEDIRISK INC
filed 1999-01-28
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

        AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

This Quarterly Report on Form 10-Q/A amends and supersedes the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998 previously filed on May 6, 1998. The Company has adjusted the allocation of the purchase price related to the March 1998 acquisition of Healthdemographics to reflect the results of applying new guidance from the Staff of the Securities and Exchange Commission (the "Staff") regarding in-process research and development. The new guidance was received after the Company filed the Form 10-Q to which this amended filing relates. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has accepted the Staff's new guidance with respect to these matters and has made certain adjustments as set forth in this amended filing.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands)

                                                                          (UNAUDITED)       (AUDITED)
                                                                            3/31/98         12/31/97
                                                                            -------         --------
Current assets
  Cash and cash equivalents                                                 $ 1,280         $ 3,516
  Accounts receivable, less allowance for
    doubtful accounts of $209 and $148 at
    March 31, 1998 and December 31, 1997, respectively                        4,749           3,802
  Prepaid expenses                                                              977             697
  Other current assets                                                          499             475
                                                                            -------         -------
    Total current assets                                                      7,505           8,490

Property and equipment                                                        3,604           3,083
  Less accumulated depreciation and amortization                              1,642           1,444
                                                                            -------         -------
  Property and equipment, net                                                 1,962           1,639

Excess of cost over net assets of businesses
  acquired, less accumulated amortization
  of $674 and $537 at March 31, 1998                                         12,351           7,556
  and December 31, 1997, respectively
Other intangible assets, less accumulated amortization
  of $493 and $409 at March 31, 1998
  and December 31, 1997, respectively                                         1,915           1,794
Software development costs, less accumulated
  amortization of $105 and $97 at March 31, 1998
  and December 31, 1997, respectively                                         1,395           1,008
Other assets                                                                    663             171
                                                                            -------         -------
    Total other assets                                                       16,324          10,529

    Total assets                                                            $25,791         $20,658
                                                                            =======         =======

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands, except per share data)


                                                                          (UNAUDITED)       (AUDITED)
                                                                            3/31/98         12/31/97
                                                                            -------         --------
Current liabilities
  Accounts payable                                                          $   398         $   258
  Accrued expenses                                                            1,370             758
  Accrued contingent consideration
    relating to acquired business                                             2,975              --
  Income taxes payable                                                          730             816
  Current installments of long-term debt and
    obligations under capital leases                                          2,499             168
  Deferred revenue                                                            2,615           2,309
                                                                            -------         -------
    Total current liabilities                                                10,587           4,309

Long-term debt and obligations under capital leases,
  excluding current installments                                                 41             165
                                                                            -------         -------
    Total liabilities                                                        10,628           4,474

Redeemable preferred stock, Series 1998A, $0.001 par value; 5 shares
   authorized; none outstanding                                                  --              --

Stockholders' equity
  Preferred stock, $0.001 par value; 995 shares
    authorized; none outstanding                                                 --              --
  Common stock - $0.001 par value; 20,000 shares
    authorized; 4,664 and 4,193 shares issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively                         5               4
  Additional paid in capital                                                 31,663          28,559
  Accumulated deficit                                                       (16,505)        (12,379)
                                                                            -------         -------
    Total stockholders' equity                                               15,163          16,184

    Total liabilities and stockholders' equity                              $25,791         $20,658
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

                         MEDIRISK, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

(Amounts in thousands, except per share data)


                                                                                  THREE MONTHS
                                                                                  ------------
                                                                                 ENDED MARCH 31,
                                                                                 ---------------
                                                                              1998            1997
                                                                              ----            ----
Revenue                                                                     $ 5,176         $ 2,650
Salaries, wages and benefits                                                  2,574           1,762
Other operating expenses                                                      1,522             646
Depreciation and amortization                                                   427             201
Acquired in-process research
  and development costs and integration costs                                 4,815              --
                                                                            -------         -------

    Operating income (loss)                                                  (4,162)             41

Interest income, net                                                             36              41
                                                                            -------         -------

    Income (loss) before extraordinary item                                  (4,126)             82
                                                                            -------         -------

Extraordinary item - loss on early extinguishment of debt                        --            (806)
                                                                            -------         -------

    Net loss                                                                 (4,126)           (724)

Convertible preferred stock dividend requirement                                 --             (25)
                                                                            -------         -------

Net loss attributable to common stock                                       $(4,126)        $  (749)
                                                                            =======         =======

Net loss per share of common stock - basic and diluted:
    Income (loss) per share before extraordinary item                       $ (0.92)        $  0.02
    Loss per share - extraordinary item                                          --           (0.25)
                                                                            -------         -------

    Net loss per share of common stock                                      $ (0.92)        $ (0.23)
                                                                            =======         =======

Weighted average number of common shares outstanding -
  basic and diluted                                                           4,495           3,265
                                                                            =======         =======





     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)


                                                                                  THREE MONTHS
                                                                                  ------------
                                                                                 ENDED MARCH 31,
                                                                                 ---------------
                                                                              1998            1997
                                                                              ----            ----
Cash flows from operating activities:
  Net loss                                                                  $(4,126)        $  (724)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Acquired in-process research and development costs                        4,750              --
    Depreciation and amortization                                               427             201
    Loss on early extinguishment of debt                                         --             806
    (Increase) decrease in:
      Accounts receivable                                                      (873)            454
      Other assets                                                             (771)            294
    Increase (decrease) in:
      Accounts payable                                                          (78)           (340)
      Accrued expenses and other liabilities                                   (318)           (218)
      Deferred revenue                                                          131            (327)
                                                                            -------         -------
        Net cash provided by (used in) operating activities                    (858)            146
                                                                            -------         -------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                            (2,689)             --
  Purchases of property and equipment                                          (505)            (76)
  Additions to software development costs                                      (396)            (27)
                                                                            -------         -------
        Net cash used in investing activities                                (3,590)           (103)
                                                                            -------         -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          5          22,779
  Payments of dividends                                                          --            (643)
  Proceeds from draw on revolving credit facility                             2,375              --
  Payments on long-term debt and obligations under capital leases              (168)         (8,679)
                                                                            -------         -------
    Net cash provided by financing activities                                 2,212          13,457
                                                                            -------         -------
    Net increase (decrease) in cash and cash equivalents                     (2,236)         13,500
Cash and cash equivalents at beginning of period                              3,516             447
                                                                            -------         -------

Cash and cash equivalents at end of period                                  $ 1,280         $13,947
                                                                            =======         =======

Supplemental disclosure of non-cash activities:
  Accrual of contingent consideration                                       $ 2,975         $    --
                                                                            =======         =======
Acquisitions of businesses:
    Fair value of assets acquired                                           $ 2,284         $    --
    Acquired in-process research and
      development costs                                                       4,750              --
    Fair value of liabilities assumed                                        (1,238)             --
    Common stock issued                                                      (3,099)             --
                                                                            -------         -------
        Total cash paid for acquisitions                                      2,697              --
    Cash acquired                                                                 8              --
                                                                            -------         -------
        Net cash paid for acquisitions                                      $ 2,689         $    --
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

6.       ACQUISITIONS:


         Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply and demand for health care services, for $2.7 million in cash, 171,315 shares of the Company's common stock and the assumption of net liabilities of $532,000. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $4.8 million, estimated acquired products of $120,000, and estimated excess of cost over net assets acquired of $2.0 million. Contingent consideration will be paid by the Company based upon a multiple of Healthdemographics operating income over a predetermined amount through the year 2000. These payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively.

         The unaudited pro forma results of operations of the Company for the three months ended March 31, 1998 and the year ended December 31, 1997 as if the acquisition described above and the Company's acquisitions in 1997 of CIVS, Inc. and CareData Reports, Inc. had been effective January 1, 1997 is summarized as follows:


                                                                          THREE MONTHS        YEAR ENDED
                                                                         ENDED MARCH 31,      DECEMBER 31,
                                                                         ---------------      ------------
                                                                              1998                1997
                                                                              ----                ----
                                                                                   (in thousands)
Revenue                                                                     $ 5,518             $19,384
                                                                            =======             =======
Income before extraordinary item                                            $   178             $   530
Extraordinary item - Loss on early extinguishment of debt                        --                (806)
                                                                            -------             -------
Net income (loss)                                                               178                (276)

Convertible preferred stock dividend requirement                                 --                  25
                                                                            -------             -------
Net income (loss) attributable to common stock                              $   178             $  (301)
                                                                            =======             =======

Net income (loss) per share of common stock - basic and diluted:

Income (loss) per share before extraordinary item                           $  0.03             $  0.13
Loss per share - extraordinary item                                              --               (0.20)
                                                                            -------             -------

Net income (loss) per share of common stock                                 $  0.03             $ (0.07)
                                                                            =======             =======

Weighted average number of common shares outstanding                          5,272               4,214
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


         Also in connection with the recent acquisitions, the Company recorded non-recurring charges related to in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource and $4.8 million for Healthdemographics. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData, 20% for Healthdemographics and 29% for Medsource) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred approximately $65,000 of integration costs during the first quarter of 1998 and estimates that it will incur additional integration costs of approximately $400,000 in 1998 with respect to the acquisition of Healthdemographics.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                  ------------


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
STATEMENT OF OPERATIONS:                                         1998       1997
                                                                 ----       ----
Revenue                                                          100%      100%
Salaries, wages and benefits                                      50        66
Other operating expenses                                          29        24
Depreciation and amortization                                      8         8
Acquired in-process research and
  development costs and integration costs                         93        --
                                                                 ---      ----
  Operating income (loss)                                        (80)        2
Interest and other income (expense), net                           1         1
                                                                 ---      ----
  Income (loss) before extraordinary item                        (79)        3
Extraordinary item: loss on early extinguishment of debt          --       (30)
                                                                 ---      ----
  Net loss                                                       (79)%     (27)%
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


     Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs for the three months ended March 31, 1998 were $4.8 million as compared to $0 in the same period in the prior year. In connection with the acquisition of Healthdemographics in 1998, the Company acquired Healthdemographics' ongoing research and development activities. At the effective date of the acquisition, the Company recorded a non-recurring charge resulting from expensing the acquired in-process research and development costs. Integration costs for the three months ended March 31, 1998 were $65,000 as compared to $0 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions.


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

                                   Medirisk, Inc.



January 27, 1999                   By: /s/ Thomas C. Kuhn III
                                      ------------------------------------------
                                       Thomas C. Kuhn III
                                       Senior Vice President and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
  11                       Statements of Computation of Per Share Loss
  27                       Financial Data Schedule (for SEC use only)