Form 10-Q/A
period 1998-06-30
MEDIRISK INC
filed 1999-01-28
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q/A



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

    AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


This Quarterly Report on Form 10-Q/A amends and supersedes the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 previously filed on August 14, 1998. The Company has adjusted the allocation of the purchase price related to the March 1998, May 1998 and June 1998 acquisitions of Healthdemographics, Successful Solutions, Inc. and Sweetwater Health Enterprises, Inc., respectively, to reflect the results of applying new guidance from the Staff of the Securities and Exchange Commission (the "Staff") regarding in-process research and development. The new guidance was received after the Company filed the Form 10-Q to which this amended filing relates. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has accepted the Staff's new guidance with respect to these matters and has made certain adjustments as set forth in this amended filing.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands)


                                                                           (UNAUDITED)
                                                                             6/30/98     12/31/97
                                                                           -----------   ---------
CURRENT ASSETS
    Cash and cash equivalents                                                $23,460      $ 3,516
    Accounts receivable, less allowance for
        doubtful accounts of $386 and $148 at June 30, 1998
        and December 31, 1997, respectively                                    6,103        3,802
    Prepaid expenses                                                           1,230          697
    Other current assets                                                         654          475
                                                                             -------      -------
        Total current assets                                                  31,447        8,490
                                                                             -------      -------

Property and equipment                                                         4,942        3,083
    Less accumulated depreciation and amortization                             1,878        1,444
                                                                             -------      -------
        Property and equipment, net                                            3,064        1,639
                                                                             -------      -------

Excess of cost over net assets of businesses acquired, less accumulated amortization of $899 and $537 at June 30, 1998 and
    December 31, 1997, respectively                                           18,152        7,556
Intangible assets, less accumulated amortization of $629 and $409 at
    June 30, 1998 and December 31, 1997, respectively                          4,557        1,794
Software development costs, less accumulated amortization of $157
    and $97 at June 30, 1998 and December 31, 1997, respectively               2,011        1,008
Other assets                                                                     646          171
                                                                             -------      -------
        Total other assets                                                    25,366       10,529
                                                                             -------      -------

        Total assets                                                         $59,877      $20,658
                                                                             =======      =======

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands, except per share data)


                                                                    (UNAUDITED)
                                                                      6/30/98       12/31/97
                                                                    -----------     ---------
CURRENT LIABILITIES
    Accounts payable                                                 $    352       $    258
    Accrued expenses                                                    1,798            758
    Income taxes payable                                                  771            816
    Current installments of long-term debt and obligations
        under capital leases                                              161            168
    Deferred revenue                                                    3,157          2,309
                                                                     --------       --------
        Total current liabilities                                       6,239          4,309

Long-term debt and obligations under capital leases,
    excluding current installments                                         34            165
Deferred tax liability                                                  1,000             --
                                                                     --------       --------
        Total liabilities                                               7,273          4,474


STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 1,000 shares authorized;
        none outstanding                                                   --             --
    Common stock - $0.001 par value; 20,000 shares authorized;
        7,201 and 4,193 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively                   7              4
    Additional paid in capital                                         76,157         28,559
    Accumulated deficit                                               (23,560)       (12,379)
                                                                     --------       --------
        Total stockholders' equity                                     52,604         16,184
                                                                     --------       --------

        Total liabilities and stockholders' equity                   $ 59,877       $ 20,658
                                                                     ========       ========



     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)


                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                               -----------------------       -----------------------
                                                                 1998           1997           1998           1997
                                                               --------       --------       --------       --------
Revenue                                                        $  5,415       $  3,243       $ 10,592       $  5,893
Salaries, wages and benefits                                      2,964          1,718          5,539          3,480
Other operating expenses                                          1,572            894          3,094          1,539
Depreciation and amortization                                       651            249          1,079            450
Acquired in-process research and development costs
    and integration costs                                         7,249          3,100         12,064          3,100
                                                               --------       --------       --------       --------

        Operating loss                                           (7,021)        (2,718)       (11,184)        (2,676)

Interest income (expense), net                                      (34)           157              3            197
                                                               --------       --------       --------       --------

        Loss before extraordinary item                           (7,055)        (2,561)       (11,181)        (2,479)

Extraordinary item - loss on early extinguishment of debt            --             --             --           (806)
                                                               --------       --------       --------       --------

        Net loss                                                 (7,055)        (2,561)       (11,181)        (3,285)

Convertible preferred stock dividend requirement                     --             --             --            (25)
                                                               --------       --------       --------       --------

Net loss attributable to common stock                          $ (7,055)      $ (2,561)      $(11,181)      $ (3,310)
                                                               ========       ========       ========       ========

Net loss per share of common stock - basic and diluted:
        Loss per share before extraordinary item               $  (1.34)      $  (0.63)      $  (2.29)      $  (0.68)
        Loss per share - extraordinary item                          --             --             --          (0.22)
                                                               --------       --------       --------       --------

        Net loss per share of common stock                     $  (1.34)      $  (0.63)      $  (2.29)      $  (0.90)
                                                               ========       ========       ========       ========

Weighted average number of common shares outstanding -
    basic and diluted                                             5,275          4,051          4,885          3,658
                                                               ========       ========       ========       ========



     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Amounts in thousands)


                                                                               SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                         -----------------------
                                                                           1998           1997
                                                                         --------       --------
Cash flows from operating activities:
    Net loss                                                             $(11,181)      $ (3,285)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Acquired in-process research and development costs                 11,650          3,100
        Depreciation and amortization                                       1,079            450
        Loss due to early extinguishment of debt                               --            806
        Decrease (increase) in:
            Accounts receivable                                            (1,939)           257
            Other assets                                                     (976)            80
        Increase (decrease) in:
            Accounts payable                                                 (577)          (504)
            Accrued expenses and other liabilities                         (1,322)          (458)
            Deferred revenue                                                  157           (938)
                                                                         --------       --------
                Net cash used in operating activities                      (3,109)          (492)
                                                                         --------       --------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                       (14,309)        (3,533)
    Purchases of property and equipment                                    (1,001)          (253)
    Additions to software development costs                                  (811)          (242)
    Loan to officer                                                            23             23
                                                                         --------       --------
                Net cash used in investing activities                     (16,098)        (4,005)
                                                                         --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                 40,998         22,614
    Payments of dividends                                                      --           (643)
    Payments on long-term debt and obligations under capital leases        (1,847)        (8,726)
                                                                         --------       --------
                Net cash provided by financing activities                  39,151         13,245
                                                                         --------       --------

                Net increase in cash and cash equivalents                  19,944          8,748
Cash and cash equivalents at beginning of period                            3,516            447
                                                                         --------       --------

Cash and cash equivalents at end of period                               $ 23,460       $  9,195
                                                                         ========       ========

Acquisitions of businesses:
        Fair value of assets acquired                                    $ 13,269       $  2,896
        Acquired in-process research and development costs                 11,650          3,100
        Fair value of liabilities assumed                                  (6,492)        (1,578)
        Common stock issued                                                (6,603)          (792)
        Contingent consideration paid                                       3,000             --
                                                                         --------       --------
                Total cash paid for acquisitions                           14,824          3,626
        Cash acquired                                                        (515)           (93)
                                                                         --------       --------
                Net cash paid for acquisitions                           $ 14,309       $  3,533
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

6.       ACQUISITIONS:


         Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for health care services, for $2.7 million in cash, 171,315 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $4.8 million, acquired products of $120,000, and excess of cost over net assets acquired of $2.0 million. Potential contingent consideration will be paid by the Company based upon a multiple of

Healthdemographics' operating income over a predetermined amount through the year 2000. These potential payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock or a newly designated Series 1998 - A Redeemable Preferred Stock.


         Effective May 28, 1998, the Company acquired all of the outstanding shares of Successful Solutions, Inc. of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials to hospitals and physician group practices to assist them in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. Medirisk purchased Successful Solutions for $2.9 million in cash, and 189,811 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $3.4 million, estimated acquired products of $500,000 and estimated excess of cost over net assets acquired of $2.2 million. Potential contingent consideration will be paid by the Company based upon a multiple of Successful Solutions' operating income over a predetermined amount through the year 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock.



         Effective June 25, 1998, the Company acquired all of the outstanding shares of Sweetwater Health Enterprises, Inc. of Dallas, Texas, which provides a comprehensive selection of physician credentialing services to hospitals and managed care organizations to evaluate professional relationships with physicians and secure accreditation by industry associations. In addition, Sweetwater provides a suite of quality management software used by healthcare organizations to facilitate in-house credentialing and network management, as well as track perceptions of care and individual physician performance. Sweetwater also provides managed care and interim management services for health care organizations throughout the country. Medirisk purchased Sweetwater for $6.2 million in cash. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $3.5 million, estimated acquired products of $2.2 million and estimated excess of cost over net assets acquired of $3.9 million.


         The unaudited pro forma results of operations of the Company for the six months ended June 30, 1998 and the year ended December 31, 1997 as if the acquisitions described above and the Company's acquisitions in 1997 of CIVS, Inc. and CareData Reports, Inc. had been effective January 1, 1997 is summarized as follows:


                                                              SIX MONTHS      YEAR ENDED
                                                             ENDED JUNE 30,  DECEMBER 31,
                                                                 1998           1997
                                                             --------------  ------------
                                                                   (in thousands)
Revenue                                                        $ 14,772       $ 33,542
                                                               ========       ========
Loss before extraordinary item                                 $ (4,624)     $    (802)
Extraordinary item - Loss on early extinguishment of debt            --           (806)
                                                               --------       --------
Net loss                                                         (4,624)        (1,608)

Convertible preferred stock dividend requirement                     --            (25)
                                                               --------       --------
Net loss attributable to common stock                          $ (4,624)     $  (1,633)
                                                               ========       ========

Net loss per share of common stock - basic and diluted:

Loss per share before extraordinary item                       $  (0.90)      $  (0.18)
Loss per share - extraordinary item                                  --          (0.19)
                                                               --------       --------

Net loss per share of common stock                             $  (0.90)      $  (0.37)
                                                               ========       ========

Weighted average number of common shares outstanding              5,124          4,404
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


         Also in connection with the recent acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource, $4.8 million for Healthdemographics, $3.4 million for Successful Solutions and $3.5 million for Sweetwater. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData, 20% for Healthdemographics, 25% for Successful Solutions, 33% for Sweetwater and 29% for Medsource) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred approximately $65,000 and $349,000 of integration costs during the first and second quarters of 1998, respectively. The Company estimates that it will incur additional integration costs of approximately $400,000 in connection with the acquisitions of each of Healthdemographics and Successful Solutions and $800,000 in connection with the acquisition of Sweetwater, all during the remainder of 1998 and the first half of 1999.


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

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:


                                                                THREE MONTHS             SIX MONTHS
STATEMENTS OF OPERATIONS:                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                            --------------------    --------------------
                                                              1998        1997        1998        1997
                                                            --------    --------    --------    --------
Revenue                                                        100%        100%        100%        100%
Salaries, wages and benefits                                    55          53          53          59
Other operating expenses                                        29          27          29          26
Depreciation and amortization                                   12           8          10           8
Acquired in-process research and
    development costs and integration costs                    134          96         114          52
                                                              ----        ----        ----        ----
    Operating loss                                            (130)        (84)       (106)        (45)
Interest income (expense), net                                  --           5          --           3
                                                              ----        ----        ----        ----
    Loss before extraordinary item                            (130)        (79)       (106)        (42)
Extraordinary item: loss on early extinguishment of debt        --          --          --         (14)
                                                              ----        ----        ----        ----
    Net loss                                                  (130)%       (79)%      (106)%       (56)%
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


         Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs and integration costs for the three months ended June 30, 1998 were $7.2 million as compared to $3.1 million in the same period in the prior year. In connection with the acquisitions of Sweetwater and Successful Solutions in 1998, the Company recorded non-recurring charges resulting from expensing the acquired in-process research and development costs of $3.5 million and $3.4 million, respectively. Integration costs for the three months ended June 30, 1998 were $349,000 as compared to $0 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisition of Healthdemographics in 1998.


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


         Acquired in-process research and development costs and integration costs. Acquired in-process research and development costs and integration costs for the six months ended June 30, 1998 were $12.1 million, an increase of $9.0 million or 290% over the same period in the prior year. In connection with the acquisitions of Sweetwater, Successful Solutions and Healthdemographics in 1998, the Company recorded non-recurring charges resulting from expensing the acquired in-process research and development costs of $3.5 million, $3.4 million and $4.8 million, respectively. Integration costs for the six months ended June 30, 1998 were $349,000 as compared to $0 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisition of Healthdemographics.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10.16 Amended and Restated Credit Agreement, dated as of June 29, 1998, between the Company, as borrower, and NationsBank, N.A., as lender.(1)

                  11       Statements of Computation of Per Share Loss.


                  27       Financial Data Schedule (for SEC use only).


         -----------
         (1) Previously filed.

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


                                     Medirisk, Inc.


January 27, 1999                     By: /s/ Thomas C. Kuhn III
                                        ----------------------------------------
                                        Thomas C. Kuhn III
                                        Senior Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
  11                       Statements of Computation of Per Share Loss

  27                       Financial Data Schedule (for SEC use only)