Form 10-Q/A
period 1998-09-30
MEDIRISK INC
filed 1999-01-28
CIK 927456

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

      AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


This Quarterly Report on Form 10-Q/A amends and supersedes the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998 previously filed on November 13, 1998. The Company has adjusted the allocation of the purchase price related to the March 1998, May 1998 and June 1998 acquisitions of Healthdemographics, Successful Solutions, Inc. and Sweetwater Health Enterprises, Inc., respectively, to reflect the results of applying new guidance from the Staff of the Securities and Exchange Commission (the "Staff") regarding in-process research and development. Although the Company believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has accepted the Staff's new guidance with respect to these matters and has made certain adjustments as set forth in this amended filing.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands)


                                                                               (UNAUDITED)
                                                                                 9/30/98         12/31/97
                                                                                 -------         --------
CURRENT ASSETS
    Cash and cash equivalents                                                    $21,769          $ 3,516
    Accounts receivable, less allowance for
        doubtful accounts of $393 and $148 at September 30, 1998
        and December 31, 1997, respectively                                        5,770            3,802
    Prepaid expenses                                                               1,226              697
    Notes receivable from stockholders                                               448               23
    Other current assets                                                           1,655              452
                                                                                 -------          -------
        Total current assets                                                      30,868            8,490
                                                                                 -------          -------

Property and equipment                                                             5,082            3,083
    Less accumulated depreciation and amortization                                 2,128            1,444
                                                                                 -------          -------
        Property and equipment, net                                                2,954            1,639
                                                                                 -------          -------

Excess of cost over net assets of businesses acquired, less accumulated amortization of $1,250 and $537 at September 30, 1998 and
    December 31, 1997, respectively                                               18,606            7,556
Intangible assets, less accumulated amortization of $793 and $409 at
    September 30, 1998 and December 31, 1997, respectively                         4,445            1,794
Software development costs, less accumulated amortization of $244
    and $97 at September 30, 1998 and December 31, 1997, respectively              2,091            1,008
Notes receivable from stockholders, excluding current portion                         45               67
Other assets                                                                         538              104
                                                                                 -------          -------
        Total other assets                                                        25,725           10,529
                                                                                 -------          -------

        Total assets                                                             $59,547          $20,658
                                                                                 =======          =======

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands, except per share data)


                                                                        (UNAUDITED)
                                                                          9/30/98           12/31/97
                                                                          -------           --------
CURRENT LIABILITIES
    Accounts payable                                                     $    473           $    258
    Accrued expenses                                                        1,531                758
    Income taxes payable                                                      778                816
    Current installments of long-term debt and obligations
        under capital leases                                                  118                168
    Deferred revenue                                                        2,891              2,309
                                                                         --------           --------
        Total current liabilities                                           5,791              4,309

Long-term debt and obligations under capital leases,
    excluding current installments                                             26                165
Deferred tax liabilities                                                    1,000                 --
                                                                         --------           --------
        Total liabilities                                                   5,817              4,474


STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 1,000 shares authorized;
        none outstanding                                                       --                 --
    Common stock - $0.001 par value; 20,000 shares authorized;
        7,332 and 4,193 shares issued and outstanding at
        September 30, 1998 and December 31, 1997, respectively                  7                  4
    Additional paid in capital                                             76,049             28,559
    Accumulated deficit                                                   (23,326)           (12,379)
                                                                         --------           --------
        Total stockholders' equity                                         52,730             16,184
                                                                         --------           --------

        Total liabilities and stockholders' equity                       $ 59,547           $ 20,658
                                                                         ========           ========


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)


                                                                           THREE MONTHS                  NINE MONTHS
                                                                        ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                        -------------------          -------------------
                                                                        1998          1997           1998           1997
                                                                        ----          ----           ----           ----
Revenue                                                               $ 7,762       $ 4,677       $ 18,354       $ 10,570
Salaries, wages and benefits                                            3,614         2,036          9,153          5,517
Other operating expenses                                                2,360         1,309          5,453          2,848
Depreciation and amortization                                             860           352          1,939            802
Acquired in-process research and development costs,
    integration costs and acquisition-related costs                       992         1,064         13,056          4,164
                                                                      -------       -------       --------       --------

        Operating loss                                                    (64)          (84)       (11,247)        (2,761)

Interest income, net                                                      298           103            300            301
                                                                      -------       -------       --------       --------
Income (loss) before extraordinary item                                   234            19        (10,947)        (2,460)

Extraordinary item - loss on early extinguishment of debt                  --            --             --           (806)
                                                                      -------       -------       --------       --------

        Net income (loss)                                                 234            19        (10,947)        (3,266)

Convertible preferred stock dividend requirement                           --            --             --            (25)
                                                                      -------       -------       --------       --------

Net income (loss) attributable to common stock                        $   234       $    19       $(10,947)      $ (3,291)
                                                                      =======       =======       ========       ========

Net income (loss) per share of common stock - basic and diluted:
        Income (loss) per share before extraordinary item             $  0.03       $  0.00       $  (1.93)      $  (0.65)
        Loss per share - extraordinary item                                --            --             --          (0.21)
                                                                      -------       -------       --------       --------

        Net income (loss) per share of common stock                   $  0.03       $  0.00       $  (1.93)      $  (0.86)
                                                                      =======       =======       ========       ========

Weighted average number of common shares outstanding -
    basic                                                               7,260         4,171          5,677          3,830
                                                                      =======       =======       ========       ========
Weighted average number of common shares outstanding -
    diluted                                                             7,531         4,937          5,677          3,830
                                                                      =======       =======       ========       ========



     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Amounts in thousands)


                                                                                     NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                                 -------------------
                                                                                 1998           1997
                                                                                 ----           ----
Cash flows from operating activities:
    Net loss                                                                 $(10,947)      $ (3,266)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Acquired in-process research and development costs                     11,650          4,075
        Depreciation and amortization                                           1,939            811
        Loss due to early extinguishment of debt                                   --            806
        Decrease (increase) in:
            Accounts receivable                                                (1,606)          (108)
            Other assets                                                       (1,985)          (230)
        Increase (decrease) in:
            Accounts payable                                                     (455)          (394)
            Accrued expenses and other liabilities                             (1,917)          (510)
            Deferred revenue                                                     (200)        (1,160)
                                                                             --------       --------
                Net cash (used in) provided by operating activities            (3,521)            24
                                                                             --------       --------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                           (14,362)        (7,114)
    Purchases of property and equipment                                        (1,225)          (552)
    Additions to software development costs                                    (1,229)          (675)
    Notes receivable from stockholders                                           (425)            --
                                                                             --------       --------
                Net cash used in investing activities                         (17,241)        (8,341)
                                                                             --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     40,890         22,614
    Payments of dividends                                                          --           (643)
    Payments on long-term debt and obligations under capital leases            (1,898)        (8,787)
    Repayment of note receivable from stockholder                                  23             23
                                                                             --------       --------
                Net cash provided by financing activities                      39,015         13,207
                                                                             --------       --------

                Net increase in cash and cash equivalents                      18,253          4,890
Cash and cash equivalents at beginning of period                                3,516            447
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $ 21,769       $  5,337
                                                                             ========       ========

Acquisitions of businesses:
        Fair value of assets acquired                                        $ 13,322       $  7,259
        Acquired in-process research and development costs                     11,650          4,075
        Fair value of liabilities assumed                                      (6,492)        (2,560)
        Common stock issued                                                    (6,603)          (901)
        Contingent consideration paid                                           3,000             --
                                                                             --------       --------
                Total cash paid for acquisitions                               14,877          7,873
        Cash acquired                                                            (515)          (759)
                                                                             --------       --------
                Net cash paid for acquisitions                               $ 14,362       $  7,114
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


6.       ACQUISITIONS:


         Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for healthcare services, for $2.7 million in cash and 171,315 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $4.8 million, acquired products of $120,000 and excess of cost over net assets acquired of $2.0 million. Potential contingent consideration will be paid by the

Company based upon a multiple of Healthdemographics' operating income over a predetermined amount through the year 2000. These potential payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock or a newly designated Series 1998 - A Redeemable Preferred Stock.


         Effective May 28, 1998, the Company acquired all of the outstanding shares of Successful Solutions, Inc. of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials to hospitals and physician group practices to assist them in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. Medirisk purchased Successful Solutions for $2.9 million in cash, and 189,811 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $3.4 million, acquired products of $500,000 and excess of cost over net assets acquired of $2.2 million. Potential contingent consideration will be paid by the Company based upon a multiple of Successful Solutions' operating income over a predetermined amount through the year 1999. These payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. The contingent consideration will be paid by the Company in cash and common stock.

         Effective June 25, 1998, the Company acquired all of the outstanding shares of Sweetwater Health Enterprises, Inc. of Dallas, Texas, which provides a comprehensive selection of physician credentialing services to hospitals and managed care organizations to evaluate professional relationships with physicians and secure accreditation by industry associations. In addition, Sweetwater provides a suite of quality management software used by healthcare organizations to facilitate in-house credentialing and network management, as well as track perceptions of care and individual physician performance. Sweetwater also provides managed care and interim management services for healthcare organizations throughout the country. Medirisk purchased Sweetwater for $6.2 million in cash. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $3.5 million, acquired products of $2.2 million and excess of cost over net assets acquired of $3.9 million.


         The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1998 and the year ended December 31, 1997 as if the acquisitions described above and the Company's acquisitions in 1997 of CIVS, Inc. and CareData Reports, Inc. had been effective January 1, 1997 is summarized as follows:


                                                                  NINE MONTHS         YEAR ENDED
                                                              ENDED SEPTEMBER 30,    DECEMBER 31,
                                                              -------------------    ------------
                                                                     1998               1997
                                                                     ----               ----
                                                                         (in thousands)
Revenue                                                            $ 22,534           $ 33,542
                                                                   ========           ========
Loss before extraordinary item                                     $ (4,390)          $   (802)
Extraordinary item - Loss on early extinguishment of debt                --               (806)
                                                                   --------           --------
Net loss                                                             (4,390)            (1,608)

Convertible preferred stock dividend requirement                         --                (25)
                                                                   --------           --------
Net loss attributable to common stock                              $ (4,390)          $ (1,633)
                                                                   ========           ========

Net loss per share of common stock - basic and diluted:

Loss per share before extraordinary item                           $  (0.74)          $  (0.18)
Loss per share - extraordinary item                                      --              (0.19)
                                                                   --------           --------

Net loss per share of common stock                                 $  (0.74)          $  (0.37)
                                                                   ========           ========

Weighted average number of common shares outstanding                  5,916              4,404
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


         Also in connection with the recent acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource, $4.8 million for Healthdemographics, $3.4 million for Successful Solutions and $3.5 million for Sweetwater. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData, 20% for Healthdemographics, 25% for Successful Solutions, 33% for Sweetwater, and 29% for Medsource) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred approximately $65,000, $349,000 and $992,000 of integration costs during the first, second and third quarters of 1998, respectively. Included in the third quarter's integration costs were approximately $221,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues. The Company estimates that it will incur additional integration costs of approximately $300,000 in connection with the 1998 Acquisitions during the remainder of 1998 and the first quarter of 1999.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:


                                                                  THREE MONTHS             NINE MONTHS
                                                                  ------------             -----------
  STATEMENTS OF OPERATIONS:                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                               -------------------      -------------------
                                                                1998        1997        1998        1997
                                                                ----        ----        ----        ----
Revenue                                                         100%        100%        100%        100%
Salaries, wages and benefits                                     47          43          50          52
Other operating expenses                                         30          28          30          27
Depreciation and amortization                                    11           8          11           8
Acquired in-process research and
    development costs, integration costs and acquisition-
        related costs                                            13          23          71          39
                                                               ----        ----        ----        ----
    Operating loss                                               (1)         (2)        (62)        (26)
Interest income, net                                              4           2           2           3
                                                               ----        ----        ----        ----
    Income (loss) before extraordinary item                       3          --         (60)        (23)
Extraordinary item: loss on early extinguishment of debt         --          --          --          (8)
                                                               ----        ----        ----        ----
    Net income (loss)                                             3%        --%         (60)%       (31)%
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


         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs for the three months ended September 30, 1998 were $992,000 as compared to $1.1 million in the same period in the prior year. Integration costs for the three months ended September 30, 1998 were $992,000 as compared to $89,000 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisitions of Healthdemographics, Successful Solutions and Sweetwater in 1998. Included in the third quarter's integration costs were approximately

$221,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.

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


         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs for the nine months ended September 30, 1998 were $13.1 million, an increase of $8.9 million or 214% over the same period in the prior year. In connection with the acquisition of Sweetwater, Successful Solutions and Healthdemographics in 1998, the Company's recorded non-recurring charges resulting from expensing the acquired in-process research and development costs of $3.5 million, $3.4 million and $4.8 million, respectively. Integration costs for the nine months ended September 30, 1998 were $1.4 million as compared to $89,000 in the same period in the prior year. These integration charges were associated with the 1997 Acquisitions and the acquisitions of Healthdemographics, Successful Solutions and Sweetwater. Included in the third quarter's integration costs were approximately $221,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.


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

         On September 15, 1998 the SEC issued a letter to the AICPA SEC Regulations Committee outlining changes that the SEC believes should be made to the methodology of calculating acquired in-process research and development costs. The Company has applied this new guidance with respect to the acquisitions of Healthdemographics in March 1998, Successful Solutions in May 1998 and Sweetwater Health Enterprises in June 1998. As a result, certain adjustments relating to acquired in-process research and development costs and purchase price allocations associated with such acquisitions have been made as set forth in this amended filing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                  10.2 Employment Agreement dated as of August 18, 1998, between the Company and Mark A. Kaiser.*(1)

                  10.3 Employment Agreement dated as of August 21, 1998, between the Company and Kenneth M. Goins, Jr.*(1)

                  10.17    Medirisk, Inc. 1998 Employee Stock Purchase Plan.*(2)

                  10.18    Medirisk, Inc. 1998 Long-Term Incentive Plan.*(2)

                  11       Statements of Computation of Per Share Income (Loss).

                  27       Financial Data Schedule (for SEC use only).


         ____________

         * Constitute management contracts or compensatory plans or arrangements.

         (1)      Previously filed.

         (2) Incorporated by reference from the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on June 30, 1998.

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

                                  EXHIBIT INDEX

Exhibit
Number                                        Description
------                                        -----------
   11                                         Statements of Computation of Per Share Income (Loss)


   27                                         Financial Data Schedule (for SEC use only)