Form 10-K
period 1998-12-31
MEDIRISK INC
filed 1999-03-31
CIK 927456

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 000-22005

                                 MEDIRISK, INC.
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                                 58-2256400
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                Identification Number)
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

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, par value $0.001 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the registrant (4,454,715 shares) on March 22, 1999: $15.9 million

     The number of shares of Common Stock of the Registrant outstanding as of March 22, 1999 was 7,403,643 shares.

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Medirisk, Inc. (together with its subsidiaries, "Medirisk" or the "Company") is a provider of proprietary database products, decision-support software and analytical services to the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist healthcare industry participants in strategic planning, effective contracting and improving the delivery of care.

     Medirisk's databases have been built by collecting, standardizing and normalizing various forms and types of healthcare information. The Company's databases include information submitted by customers, data gathered from various regulatory and governmental agencies, and data generated from the results of proprietary surveys of healthcare providers, consumers, managed care organizations and other payors. Medirisk believes the long-standing relationships under which it collects data and the data interpretation methodologies used by the Company represent significant competitive advantages. Medirisk's databases are updated to reflect changes in the industry and, in the case of its market performance and clinical performance databases, to take into consideration secondary factors such as co-morbidity, case mix and demographics. These attributes permit customers to compare objectively their financial and clinical performance to industry or customer-specific benchmarks contained in the Company's databases with specificity and precision.

INDUSTRY OVERVIEW

     The U.S. healthcare industry has grown dramatically in recent years. According to the Health Care Financing Administration ("HCFA"), healthcare expenditures have increased from less than $250 billion, or approximately 9% of the gross domestic product, in 1980 to in excess of $1.0 trillion, or approximately 14% of the gross domestic product, in 1996 and is expected to increase to $2.1 trillion, or approximately 17% of gross domestic product by 2007. Payors are responding to escalating costs by seeking to transfer the financial risk associated with the delivery of health care to providers under capitated or other managed care arrangements. As managed care arrangements become increasingly prevalent, both payors and providers are under intense pressure to deliver health care at the lowest total cost while ensuring high quality results. To achieve this goal, payors and providers must understand procedure cost and utilization rates as well as demonstrate improved outcomes. The evolving impact of managed care has also increased physicians' receptivity to a variety of practice affiliation and employment structures and, consequently, the need for data that can be used to verify physician qualifications.

     Traditional healthcare information systems have focused on the administrative aspects of health care (i.e., accounting, billing, patient scheduling). The Company believes there is an increasing trend toward reimbursement structures for healthcare services which require sophisticated financial information management and a growing awareness that most healthcare costs are related to clinical, rather than administrative, aspects of the delivery of care. The result has been a growing demand for databases incorporating financial, clinical and analytical tools that leverage this data in order to assess managed care contracts, analyze outcomes, evaluate managed care member satisfaction, verify the qualifications of providers and meet ongoing accreditation requirements. While some payors and providers have recently adopted new information systems that allow them to capture cost, utilization and clinical outcomes data regarding their own businesses, the Company believes these payors and providers generally have not been able to effectively use such data to gain perspective on the marketplace. To accurately analyze the potential impact of managed care contracts, payors and providers need benchmark data against which they can compare internal data, information relating to statistical differences in health care costs, projected utilization and outcomes among urban, suburban and rural markets.

     The healthcare information industry is highly fragmented and undergoing consolidation, as vendors and service providers seek to build market share and compete more effectively. Many existing healthcare information businesses have been created by entrepreneurs who are knowledgeable in the areas of data products and technology, but these businesses typically lack the sophisticated marketing organizations, sales effort, capital and general management skills and processes that are required to generate sustainable revenue expansion. Combined with the burdens associated with product development, rapid technological change and the impact of the Internet, these issues pose significant challenges to healthcare information companies that lack breadth of management experience, economies of scale and access to capital. As a result of these factors, many smaller healthcare information companies with technologically sophisticated products and a reputation for quality service have become attractive acquisition candidates for vendors and service providers seeking to reach critical mass. Healthcare Internet companies have also generated an increased interest by consumers in healthcare information. The Internet serves as a new distribution channel for healthcare information, thereby creating new demand for extended or versioned components of healthcare information.

STRATEGY

     Medirisk's objective is to become the leading provider of proprietary database products, decision-support software and analytical services to all participants of the healthcare industry, including: payors, providers, employers, pharmaceutical companies and consumers. To attain this objective, Medirisk is pursuing the following strategy:

          Leverage the Company's Existing Customer Base. Medirisk believes the increasing demand for healthcare information, coupled with its broad customer base, provides a substantial opportunity for internal growth. The Company has long-standing relationships with its customers and believes it has developed a reputation for providing objective, value-added information products. The Company intends to leverage these relationships by cross-selling additional products and services to existing customers and increasing product penetration through sales to other operating units, departments or divisions of existing customers.

          Emphasize Recurring Revenue. Medirisk seeks to maximize recurring revenue by emphasizing multi-year contracts and contract renewals on its subscription based products. A substantial portion of Medirisk's revenue is generated by the licensing of products on an annual or multi-year basis. The Company believes that its high rate of recurring revenue results principally from significant revenue enhancements or cost savings achieved by Medirisk's customers when they use the Company's products, as well as from the customer's ongoing need for current information due to the rapid pace of change within the healthcare industry. The Company's recurring revenue percentage on its subscription based products has been in excess of 70% for each of the last five years.

          Develop New Database Products and Decision-Support Tools. Medirisk actively develops new products, product enhancements and decision-support tools and, in 1998, introduced several new products and product enhancements. The Company expects to introduce additional new products and product enhancements during 1999. Ultimately, the Company intends to cross-correlate existing and future databases in an effort to develop integrated product offerings. For example, Medirisk believes that by linking many of its products, cost and quality could be evaluated together. Also, new Internet or web-enabled products may present additional opportunities to distribute our current and future products to our current and new customer sets.

          Acquire and Integrate Complementary Products and Businesses. Medirisk intends to acquire additional companies, products, databases and other resources to expand into related areas and to increase market share within the Company's existing product lines. Medirisk believes that the acquisition of new products and customers creates compelling cross-selling opportunities, enhances the development of new products by facilitating cross-correlation of existing and acquired products and provides significant operating leverage. See "Acquisitions."

ACQUISITIONS

     Medirisk believes the selective acquisition of complementary businesses results in a more rapid expansion of its product line and customer base and enables the Company to leverage its sales and marketing organizations. As a result, Medirisk has invested significant resources to build the business platform necessary to be a consolidator in the fragmented healthcare information technology and services industry. Since its initial public offering in January 1997 and through December 31, 1998, Medirisk has acquired seven companies that provide complementary products and services. The Company believes the acquisition of these entities creates significant cross-selling opportunities among its respective product offerings, increases its market share within existing product lines and provides product and customer expansion opportunities.

     As part of a systematic approach to implementing its acquisition strategy, Medirisk has corporate resources dedicated to identifying, analyzing and pursuing targeted acquisition candidates. The Company currently is tracking a database of several hundred companies, of which many meet its primary acquisition criteria for product type, revenue and customer base. Of primary interest to Medirisk are: (i) healthcare information products focused on benchmark and outcomes data; (ii) software products that assist in data collection and analysis; (iii) healthcare consulting firms; (iv) products that assist in the delivery and use of Medirisk's databases; and (v) Internet related products.

     Medirisk believes that its existing infrastructure, in combination with management's experience in acquiring and integrating new companies and products, will facilitate the implementation of its acquisition strategy.

PRODUCTS AND SERVICES

     Medirisk provides products and services designed to enable its customers to measure and assess the performance of healthcare services in the United States and to forecast the supply of and demand for healthcare services. At the core of the Company's products and services are several proprietary databases. The detailed nature of Medirisk's databases provides precise data that customers can use to address specific decision-making needs and offers the Company's customers competitive advantages. Medirisk also provides decision-support software tools that enhance the utility of its database products, as well as customized analytical services. The Company's flexible product design enables customers to license the specific information they need based on variables such as geographic region, medical specialty, clinical procedure and timeframe.

     Medirisk has developed its databases and decision-support software for ease of use and updates its databases to ensure that its products are accurate and current. All of the Company's decision-support software is Microsoft Windows(R)-based and is compatible with a variety of hardware and software applications. The Company uses industry standard software and database tools. All systems are designed to be open, scalable and compatible with multiple platforms.

  Market Performance Products

     Medirisk's market performance products provide customers with comprehensive proprietary data and decision support tools for use in analyzing physician fees, health care utilization patterns and member satisfaction with managed care plans in the United States. The following is a description of the Company's primary market performance products:

          CareData Reports(TM). CareData Reports are reports that are created utilizing information accumulated and analyzed by the Company regarding consumer satisfaction with managed health care. Based on this data, CareData Reports rank specific health plans. Comparative market analysis is available for 28 geographic markets. To collect data used in CareData Reports, the Company conducts health care consumer surveys that are sponsored by hundreds of major employers and measure member satisfaction with approximately 150 aspects of managed health care. The Company's CareData Reports product line is utilized by health plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products.

          HealthPacs(R). HealthPacs are unique sets of data organized by medical specialty or healthcare service lines. They are an accurate source of current and future market demand and utilization data. HealthPacs include demographic information about a community, population-based models of the incidence or prevalence of diseases by category, estimates of the demand for services by setting (inpatient, outpatient, physician services, etc.), and the supply of local providers available to meet the demand. These models provide current-year estimates and forecast the demand of healthcare over the next 5 years.

          Avenir II(R). Avenir II is a Windows(R)-based decision-support application that integrates HealthPacs data sets with reporting, mapping and graphics software. Avenir allows hospitals, health plans and other healthcare industry participants to conduct detailed market analyses, forecasting and strategic planning.

          Patient Care Analyst. Patient Care Analyst ("PCA") is an Internet application for the analysis of patient origin, market share and competitor profiling. PCA allows the user secure, direct Internet access to patient discharge data for state databases and the national MedPar (discharge records for Medicare patients) and can be used for analysis in multiple data sets.

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

          Medirisk(TM) Capitation Manager. Capitation Manager is a decision-support application that integrates Medirisk's Physician Fee Database and Procedure Utilization Database and calculates capitation rates based on customer-provided pricing and demographic assumptions. With Capitation Manager, the customer enters the demographic profile of a group proposed to be covered in a capitated arrangement, the services to be provided and proposed capitated pricing for those services. Capitation Manager then calculates the expected utilization of the services to be provided and compares the proposed capitated pricing to managed care, fee-for-service, Medicare and other fee benchmarks tracked by the Company within a specific market.

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

     Medirisk's clinical performance products are listed on the Joint Commission on Accreditation of HealthCare Organizations' ("JCAHO") roster of vendors who have acceptable clinical performance measurement systems to support ORYX, JCAHO's new accreditation initiative. The ORYX initiative requires health care organizations to select an outcomes measurement standard from JCAHO's list of acceptable performance measurement systems in order to receive JCAHO accreditation. The ORYX initiative currently covers hospitals, long-term care organizations, integrated delivery networks, health plans and provider-sponsored organizations.

          Medirisk Physician Profiling. Medirisk Physician Profiling ("MPP"), formerly Successful Solutions, provides decision-support tools, consulting services, and training materials to hospitals and physician group practices to assist them in improving patient outcomes, achieving the efficient delivery of care, and ensuring that billing and coding practices comply with industry requirements. MPP collects clinical and billing record data from customers and employs analytical tools and statistical algorithms to profile the relative performance of individual physicians. Based on an analysis of this information, we implement on-site education through physician consultants and medical records specialists to influence physician behavior and promote the effective and efficient delivery of health care. Tools and services for bill coding and medical record documentation help customers achieve optimal and appropriate reimbursement for services delivered, while improving the quality of data for future comparative analysis.

  Physician Credentials Products

     Medirisk provides database products, software and outsourced services designed to enable its customers to access detailed information concerning the background and credentials of physicians in the United States. The Company's physician credentials products facilitate its customers' ability to establish or improve physician recruiting efforts on a cost-effective basis, develop healthcare networks and market the provider component of healthcare services. Medirisk's physician credentials products also aid hospital and managed care customers in verifying the credentials of physicians and other providers with whom they work. Hospitals, managed care organizations and other healthcare industry participants are required to verify and periodically re-verify such credentials in order to maintain accreditation by organizations such as the National Committee for Quality Assurance ("NCQA") and JCAHO. The Company's credentials service has successfully completed all 10 of the audits of credentialing processes conducted by NCQA. The Company's physician database is comprised in part of physician data from the AMA's Physician MasterFile. All physician information is further validated and enhanced by Medirisk's staff conducting personal telephone interviews with the physicians. Current products include:

          Provider Credential Verification Report(TM). The Provider Credential Verification Report is a report that provides customers with an efficient and cost-effective means to verify electronically the key professional credentials of participating healthcare practitioners using primary source data. When joined with the Company's electronic processing of a National Practitioner Database and/or Federation of State Medical Boards query and written verification of a practitioner's hospital privileges, malpractice insurance coverage and claims history, the Provider Credential Verification Report becomes the central component of the Company's credential and verification service.

          HCOL(TM). Healthcare Credentials Online ("HCOL") is an Internet-based product that provides access to a national database of primary source physician information, providing real-time credentials verification. Internet access provides continually refreshed credentialing information and reduces the paperwork traditionally associated with the credentialing process, thereby enhancing the efficiency of credentialing staffs.

          AppSTAT(TM). AppSTAT is an Internet-based service that allows physicians to simplify the managed care application process by maintaining a single, universal application for all current and future affiliations. Physician subscribers can update their professional information via secure Internet connections. This single data set can then be used to automatically populate the unique applications of HMO's, PPO's, hospitals and IPA's, as requested by the AppSTAT subscriber.

          LUCI(TM). LUCI offers payors, hospitals and health plans a tool to collect, manage and analyze vast amounts of provider-data. The system simplifies the process of managing provider networks by enabling the storing and processing of complex provider relationship data, including contracts between providers, practices and networks, network affiliations, flexible fee schedules, group contracting and credentialing. LUCI is a 32-bit, Microsoft-based, ODBG-compliant application that works with a variety of databases, including SQL Server with the Microsoft NT server operating system, and Sybase and Oracle with either Microsoft NT or Unix operating systems. The client-server architecture makes it readily deployable across wide area networks.

          SweetQ(TM). SweetQ is a file server software program comprising eight flexible modules designed to meet specific provider-data management needs of payors, hospitals and health plans. SweetQ consists of three core applications: credentialing and recredentialing, network management and site survey. The system also contains five support applications: facility review, perceptions of care, report card, data exchange, and complaints, grievances and appeals.

          PrimeSource(R). PrimeSource is the Company's database repository of primary source physician information. The database contains personal and professional data elements on more than 800,000 physicians across the United States. The PrimeSource information is used for a wide range of the Company's products and services, including specialized data packets for custom-loaded software, electronic credentials verification, the provision of outsource credentialing services, and information products suited to the consumer market. Additional applications of the PrimeSource database include market planning for healthcare organizations, the support of physician locator services and the development of Web-based physician directories.

          PracticeMatch(TM). PracticeMatch is a decision-support software system that provides in-house physician recruiters with on-line access to the Company's physician database. By establishing a series of search and selection criteria, customers obtain information about physicians who satisfy specified criteria. The customer can then print or download the information for use in building in-house databases, generating recruiting status reports and tracking recruiting expenses associated with specific candidates. The PracticeMatch product is constructed from proprietary records of approximately 135,000 physicians developed in part from data in the AMA's Physician MasterFile.

DATA ACQUISITION METHODOLOGY

     In designing its products and services, Medirisk emphasizes quality and ease of use. Medirisk uses proprietary data engineering methodologies to standardize and interpret data in order to ensure that its products are as comprehensive, accurate and current as practicable. The detailed nature of the Company's databases provides precise data that customers can use to address their specific decision-making needs. Furthermore, Medirisk's data engineering methodologies are designed to ensure that its databases are free of bias. The resulting objectivity of Medirisk's products and services allows the Company to market its products to a broad range of healthcare industry participants and improves the credibility of its databases as benchmarking tools.

     The Company collects data for inclusion in its databases and related products in a variety of ways, including collecting data from customer sources, purchasing data from public and private sources and conducting surveys. Once the data are collected, Medirisk's database personnel clean and analyze the data before they are included in the Company's databases. Medirisk uses proprietary processes to validate data by standardizing, normalizing, formatting and segmenting the submitted data.

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

     Market Performance Products. The data used in Medirisk's market performance products have been collected through (i) Medirisk's customer data collection program, whereby customers provide their medical claims or other health care transaction data to the Company on a regular basis, (ii) surveys of managed care organizations, (iii) purchases of certain data sets, and (iv) maintenance of a customer-support database. While Medirisk's market performance databases include public-sector data, they focus primarily on private-sector data derived from transaction data and clinical records. The Company believes that private-sector data are more useful for comparative purposes than public-sector data and that Medirisk's comprehensive compilation of private-sector data represents a competitive advantage for the Company. For the Company's CareData Reports products, Medirisk conducts annual patient surveys regarding consumer satisfaction with managed care. These surveys are sponsored by approximately 400 major employers and measure member satisfaction with approximately 150 aspects of managed care including satisfaction with provider panels, pharmacy benefit management and overall health plan design. For the Company's HealthPac database, Medirisk collects demographic, market supply and utilization data from publicly available sources or purchases or licenses data from their source.

     Clinical Performance Products. Medirisk obtains data for its clinical performance databases by collecting data from its customers, purchasing data from public and private sources, and collecting data from other Company-certified sources. To facilitate collection of data from customers, the Company provides its customers with data-collection tools that are tailored to the customer's clinical record-keeping environment.

     Physician Credentials Products. The data included in Medirisk's physician credentials credentialing products are obtained from publicly available sources or are licensed, leased or purchased from the source of the data. Sources of data for credentialing products include state medical boards, the Drug Enforcement Agency, HCFA, the American Board of Medical Specialties, the American Association of Medical Colleges and the National Association of Social Workers. The data used in Medirisk's physician credentials recruiting products are collected from publicly available sources and the AMA Physician MasterFile and verified by personal telephone interviews with or Internet data submission by physicians. Medirisk employs professional interview personnel who contact physicians directly, gather the required information, record the information in the automated database and send a hard copy to each physician for verification. Since each physician profiled in the Company's recruiting database has personally verified his or her information, the Company believes that its recruiting database ensures the highest quality profile and offers a significant competitive advantage over unverified databases. In addition, the Company has an exclusive license to share and enhance portions of the AMA's Physician MasterFile. This relationship greatly enhances the quality and availability of information about practicing physicians.

CUSTOMERS

     The unbiased nature of Medirisk's databases enables the Company to market its products to a wide range of healthcare industry participants, including managed care plans, indemnity insurers, integrated delivery systems, hospitals, specialty healthcare providers, physician practice management companies, physician practices, consulting firms, equipment suppliers, pharmaceutical companies and consumers. None of the Company's customers accounted for a material amount of the Company's revenues in 1998. Most of Medirisk's major customers, which are defined as generating annualized revenue of more than $5,000, license products in only one of the product areas offered by the Company. Medirisk has approximately 1,000 major customers that in the aggregate account for more than 80% of the Company's revenue.

PRODUCT DELIVERY

     The Company's products are delivered to customers via the Internet, on CD-ROM, diskette, magnetic tape, on-line access or hard copy depending upon customer preference. Medirisk believes that there are readily available alternative sources of supply for all of the media on which its products are delivered.

COMPETITION

     Medirisk faces intense competition in providing healthcare information products and services. Competitors vary in size, scope and breadth of product and service offerings. The Company competes with different competitors in each of its target markets, and certain of such competitors have substantially greater resources than those of the Company. In addition, several large horizontally integrated information services companies, including Dow Jones, IMS Healthcare, First Data Corporation, National Data Corporation, United Healthcare and Thomson Publishing, have developed and are marketing information products and services to the healthcare industry. The Company believes it is likely that one or more of such companies may become more direct competitors of the Company either by acquiring existing competitors or by developing and marketing their own products. Many of these larger companies are engaged in the processing of healthcare claims and, thus, have access to substantial claims and cost-related data from which they could build competing databases or license to other competitors of the Company. The Company also competes with the internal information resources and systems of certain of its prospective and existing customers. The Company believes that the principal competitive factors in its target markets include the breadth and quality of database and applications offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price and the effectiveness of marketing and sales efforts.

EMPLOYEES

     On March 15, 1999, the Company had 276 full-time employees. Of these, 28 were corporate personnel, 44 were sales and marketing personnel and 204 were involved in operations and product development. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

RISK FACTORS

     In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This annual report, as well as press releases and other public statements made by the Company from time to time, contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements address activities, events or developments that will or may occur in the future and are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors. Actual results and developments are subject to a number of risks and uncertainties, including general economic, market or business conditions; opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors (such as those set forth below) as may be discussed from time to time in the Company's SEC reports and other filings. Many of these risks and uncertainties are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise or update in order to reflect events after the date made.

     Variable Quarterly Operating Results; Seasonality. The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly results may fluctuate as a result of a variety of factors including, but not limited to, the Company's sales cycle; demand for the Company's products; the timing of significant new customer contracts;

the non-renewal of significant customer contracts; the timing of acquisitions; competitive conditions in the industry; changes in customer budgets; and general economic factors. The Company has historically recorded a disproportionate amount of its revenue for each quarter in the final month of the quarter, while expenses have been incurred more evenly throughout the period. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and more favorable operating margins occurring in the second half of the year. Accordingly, results of operations for any particular quarter may not be indicative of results of operations for future periods. Additionally, a significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations concerning future revenue. If revenue is below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to adjust spending quickly enough to compensate for the revenue shortfall. Accordingly, even a small variation from expected revenue could have a material adverse effect on the Company's operating results and financial condition for a given quarter. Fluctuations in the Company's revenue and operating results could have a material adverse effect on the market price for the Company's Common Stock.

     History of Operating Losses; Uncertain Profitability. The Company incurred net losses in the years ended December 31, 1996, 1997 and 1998. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Furthermore, in applying the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to the Company, particularly considering the Company's history of net losses, the Company was unable to support a conclusion that it is more likely than not that its deferred tax assets will be realized for purposes of SFAS 109. As a result, the Company has provided a full valuation allowance against its net deferred tax assets.

     Risks Related to Growth. The Company's strategy is to grow aggressively, both internally and through acquisitions. This strategy is likely to place significant demands on the Company's financial, operational and management resources, and to expose the Company to a variety of risks, including the risk that the Company will be unable to retain the personnel or obtain the financial and other resources necessary to pursue and manage such growth. The Company's growth has resulted in an increase in the level of responsibility for the Company's key personnel. Expenses arising from the Company's efforts to complete acquisitions, develop new products or increase its existing market penetration could have an adverse impact on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will be able to identify, acquire or integrate acquisition candidates successfully or to manage profitably any additional products and services resulting from such acquisitions. Acquired businesses, products and services may not contribute to the Company's overall strategy or produce returns that justify the related investment or implementation by the Company. In addition, the Company's growth may involve the acquisition of companies or the development of products or services in areas in which the Company does not currently operate. Such acquisition or development may require the Company's management to develop expertise in new areas and to attract a new customer base, and could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will be able to implement its growth strategy successfully or, if successful in consummating acquisitions, that it will be able to manage its expanded operations effectively and profitably.

     Risks of Integration of Acquired Operations. The process of integrating management services, administrative organizations, facilities, management information systems and other operational aspects of acquired businesses, products or services can be time consuming and costly, and may distract management from day-to-day operations. The difficulties of integration may be increased by challenges in coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. If Medirisk is to realize the anticipated benefits of past and future acquisitions, the operations of the acquired entities must be combined and integrated successfully. There can be no assurance that the Company's integration processes will be successful or that the anticipated benefits of any past or future acquisitions will be realized. Furthermore, there can be no assurance that there will not be substantial unanticipated costs or liabilities, or other material adverse effects associated with past or future acquisitions and integration activities conducted by the Company.

     Dependence on Data Sources and AMA Licenses. The Company incorporates the Physicians' Current Procedural Terminology ("CPT") codes of the AMA into certain of its market performance products under a non-exclusive five-year license with the AMA that expires in February 2000. The CPT code system is considered to be the current industry standard for identifying physician procedures, and the loss or non-renewal of the AMA CPT code license would have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Company relies in large part on data from outside payor, provider and other sources to develop its proprietary products, including acquired data and data received from customers under the Company's data collection program. In general, the Company's data sources are not subject to exclusive agreements with the Company; therefore, data included in the Company's data products may also be included in data products of the Company's competitors. There can be no assurance that the Company's sources will continue to provide data in the future. If any of the Company's sources of data becomes unavailable, there can be no assurance that alternative sources of data would be available or that the Company could purchase such data in a cost-efficient manner.

     Risks of Customer Concentration. The Company derives a substantial portion of its revenue from clinical performance products provided to HEALTHSOUTH Corporation under a three-year contract, the current term of which expires in December 2000. HEALTHSOUTH accounted for approximately 7% of the Company's revenues for fiscal 1998. The loss of, or a significant decrease in, business from HEALTHSOUTH could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks of Rapid Technological Change. The health care information market is characterized by rapid technological change, changing customer needs and evolving industry standards. The Company believes that as the market for its current products matures, its future success will depend on its ability to enhance its current products and to develop or acquire and introduce new products to keep pace with technological developments and emerging industry standards. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products non-competitive or obsolete. Accordingly, the Company anticipates that significant amounts of future revenue may be derived from products and product enhancements that do not exist today or have not been sold in sufficient quantities to measure accurately market acceptance. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and introduction of product enhancements or new products, or that such enhancements or new products will adequately meet the requirements of the marketplace or achieve market acceptance. Any failure by the Company to develop and introduce product enhancements and new products in a timely and cost-efficient manner in response to changing market conditions or customer requirements could have a material adverse effect on the Company's business, results of operations or financial condition.

     Need for Additional Financing. Implementation of the Company's growth strategy will require significant capital resources. Capital is needed for both internal growth and the acquisition and integration of new businesses, products and services. In addition, many of the Company's acquisition agreements provide for the payment of contingent consideration based on the performance of the acquired business. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. If the Company does not have sufficient cash resources or if the Company's Common Stock is not attractive to target businesses, the Company's growth could be limited and its existing operations impaired, unless it is able to obtain additional capital through debt or equity financings. Any debt financings could result in the imposition on the Company of operational or financial restrictions. Any equity financings could result in dilution to holders of the Company's Common Stock. There can be no assurance that the Company will be able to obtain financing in the future or that, if available, such financing will be on terms acceptable to the Company.

     Dependence on Intellectual Property Rights. The Company does not own any patents or federally-registered copyrights relating to its databases or software applications. The Company relies largely on copyright law, its license agreements with customers and its own security systems, confidentiality procedures and employee non-disclosure agreements to maintain the confidentiality and trade secrecy of its proprietary procedures and resources. Policing unauthorized use and piracy of the Company's products is difficult. The Company is aware that from time to time there have been limited breaches of the confidentiality provisions of customers' agreements with the Company, and there can be no assurance that the precautions taken by the Company will be adequate to prevent further breaches or misappropriation of the Company's proprietary information. In addition, the Company cannot prevent the independent development or implementation of functionally equivalent or superior systems, products or methodologies. The misappropriation of the Company's information or independent development of similar products may have a material adverse effect on the Company's competitive position. Furthermore, there can be no assurance that third parties will not assert infringement claims against the Company or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.

     Risk Related to Intangible Assets and Acquisition Related Charges. Largely as a result of the Company's various acquisitions, Medirisk had recorded approximately $24.5 million in intangible assets net of accumulated amortization as of December 31, 1998. Such intangible assets are being amortized over periods of five to 15 years. The Company expects the amount allocable to intangible assets on its balance sheet to increase in connection with future acquisitions and in connection with future contingent consideration payments for acquisitions that have been consummated, resulting in increases in the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company regularly evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition.

     In connection with many of its acquisitions, the Company has recorded non-recurring charges related to in-process research and development costs. The amount of each of these non-recurring charges is equal to the estimated current fair value of specifically identified technologies for which technological feasibility has not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist at the time of acquisition. The Company recorded approximately $4.4 million of these charges in 1997 and $11.7 million in 1998. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases.

     Uncertainty and Consolidation in the Health Care Industry. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care providers, payors and other industry participants. The Company's products and services are designed to function within the current structure of the U.S. health care system; therefore, the commercial value of the Company's products could be adversely affected if there were material changes in the current U.S. health care system. Many federal and state legislators have announced that they intend to propose programs to reform the U.S. health care system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change health care delivery and payment systems. Participants in the health care market may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's products and services. In addition, in response to this changing environment, many market participants are consolidating to create larger health care delivery organizations. This consolidation reduces the number of potential customers for the Company and may increase the bargaining power of these organizations, which could lead to reduced prices for Medirisk's products and services. The impact of these developments on the health care industry is difficult to predict and could have a material adverse effect on the Company's business, results of operations or financial condition.

     Competition. The health care information market is intensely competitive and rapidly changing. The Company believes that the principal competitive factors in its target markets include the breadth and quality of database and applications offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price, and the effectiveness of marketing and sales efforts. In each of its target markets, the Company competes with various competitors, which vary in size, scope and breadth of product and service offerings. In addition, other information companies not presently offering health care information services competitive with the Company's products and services may enter the markets in which the Company competes. Many of the Company's competitors have, and many of its potential competitors may have, significantly greater financial, technical, product development and marketing resources than the Company. The Company also competes with the internal information resources and systems of certain of its prospective and existing customers. There can be no assurance that competitive pressures will not have a material adverse effect on the Company's business, results of operations or financial condition.

     Potential for System Defects. The information products offered by the Company may contain undetected errors or failures. Any such errors or failures could result in a loss of, or delay in, market acceptance of the product and in claims against the Company. The Company also depends on the accuracy of the data received from its data sources. If a statistically significant number of medical records, transactions or physician profiles were found to have been altered or incorrectly entered, or otherwise contain flawed data, there could be a loss of, or delay in, market acceptance of the product and possible claims against the Company. Any of the foregoing results could have a material adverse effect on the Company's business, results of operations or financial condition.

     Year 2000 Compliance. Both the Company's internal operations and products use a significant number of computer software programs and operating systems. Given the information known at this time about the Company's systems and products, coupled with the Company's ongoing efforts to upgrade or maintain systems and products, as necessary, the Company does not anticipate that the year 2000 issue or related costs will have a material adverse effect on the Company's business, results of operations or financial condition. However, the Company is still analyzing its databases and software applications and those utilized by key suppliers of data and key customers, and to the extent they are not fully year 2000 compliant, there can be no assurance that the costs necessary to update databases or software or potential systems interruptions, interruptions in the supply of data or interruptions in demand for the Company's products would not have a material adverse effect on the Company's business, results of operations or financial condition.

     Adverse Impact Of Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could have the effect of delaying, deterring or preventing a change of control involving the Company. Specifically, the Company's Certificate of Incorporation, as amended, provides for the issuance of up to 995,000 shares of preferred stock with such rights and preferences as may be determined by the Board of Directors. Such shares may be issued without further stockholder approval in circumstances that could have the effect of preventing or delaying a change of control. The Company's Board of Directors is classified into three classes, with each class of directors having a staggered three year term. The Company's Bylaws prohibit action by the stockholders through written consent and restrict the ability of stockholders to call stockholder meetings and propose action at meetings. Finally, Section 203 of the Delaware General Corporation Law restricts transactions between the Company and any "interested stockholders" (as defined therein). In addition, the Company adopted a Shareholder Protection Rights Agreement, commonly known as a "poison pill", in August of 1998. These provisions could reduce or eliminate any takeover premium in the market price for the Company's Common Stock or otherwise limit the price certain investors might be willing to pay for the Company's Common Stock.

ITEM 2.  PROPERTIES

     Medirisk's corporate headquarters occupy approximately 16,000 square feet of an office building located in Atlanta, Georgia, under a lease expiring in March 2004. Medirisk also leases office space in Chicago, Illinois; St. Louis, Missouri; Rockville, Maryland; New York, New York; Nashville, Tennessee; San Diego, California; Dallas, Texas; Albuquerque, New Mexico; and Vidalia, Georgia. The Company believes that such offices are adequate for the Company's current requirements.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company and certain of its officers and directors are named as defendants in three purported securities class action lawsuits filed in the United States District Court for the Northern District of Georgia:

Richard Sturm v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-1922), John T. Gallagher v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2099), and Frederick T. Casiello v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2100). The Sturm action was filed on July 8, 1998. The Gallagher and Casiello actions were each filed on July 24, 1998. These lawsuits have been consolidated under the style In re Medirisk, Inc. Securities Litigation. Plaintiffs served their consolidated and amended complaint on January 13, 1999. The Company moved to dismiss this complaint on March 12, 1999. The consolidated and amended complaint alleges that the Company violated federal securities laws by making certain forward-looking statements and by failing to disclose in its public statements and/or the Prospectus for its June 1998 common stock offering certain alleged adverse trends respecting its Market Performance and Physician Credentialing Products. The consolidated and amended complaint asserts claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims under Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek compensatory damages, rescission or rescissory damages, and reimbursement of their attorneys' fees and costs. Because of the uncertainty of the litigation process, the Company cannot predict the outcome of these consolidated cases and, therefore, it is possible that their outcome could have a material adverse effect on the Company. The Company believes that plaintiffs' claims have no merit and intends to defend these cases vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "MDMD." The following table sets forth the high and low sales prices for the Common Stock for the quarters indicated as reported on the Nasdaq National Market.

                                                                 PRICE RANGE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
Fourth Quarter ended December 31, 1998......................  $ 5.625   $ 2.438
Third Quarter ended September 30, 1998......................    6.313     2.313
Second Quarter ended June 30, 1998..........................   25.250    18.625
First Quarter ended March 31, 1998..........................   25.625    11.000
Fourth Quarter ended December 31,1997.......................   12.250    10.250
Third Quarter ended September 30, 1997......................   10.875     7.375
Second Quarter ended June 30, 1997..........................    8.375     6.250
First Quarter ended March 31, 1997..........................   10.500     7.625

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 22, 1999 was $3.563 per share. As of March 22, 1999 the Company had 107 stockholders of record.

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

     In March 1998, in connection with, and as partial consideration for, the acquisition of Healthdemographics, Inc., the Company issued 171,315 shares of Common Stock to various shareholders of Healthdemographics, Inc. In May 1998, in connection with, and as partial consideration for, the acquisition of

Successful Solutions, Inc., the Company issued 189,811 shares of Common Stock to various shareholders of Successful Solutions, Inc. All of such transactions were conducted without an underwriter or other placement agent, and the Company claims that all of such transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998, together with the related report of KPMG LLP, independent certified public accountants, are included elsewhere in this Form 10-K. As a result of the 1997 Acquisitions and the acquisitions of Healthdemographics, Successful Solutions and Sweetwater (collectively, the "1998 Acquisitions"), the Company's historical financial statements are not representative of financial results to be expected for future periods. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes included elsewhere in this Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                     1994     1995     1996      1997       1998
                                                    ------   ------   -------   -------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue...........................................  $2,894   $3,655   $ 8,904   $16,749   $ 27,204
Salaries, wages and benefits......................   1,893    2,578     6,093     7,910     12,972
Other operating expenses..........................     731      956     2,314     4,374      8,040
Depreciation and amortization.....................     143      193       787     1,304      2,815
Acquired in-process research and development costs
  and integration costs(1)........................      --       --     6,180     4,575     13,547
                                                    ------   ------   -------   -------   --------
Operating income (loss)...........................     127      (72)   (6,470)   (1,414)   (10,170)
Interest income (expense), net....................     (54)     (66)     (703)      345        626
Other expense.....................................      --       --       (57)       --         --
Provision for income taxes........................      --       --        --      (707)      (550)
                                                    ------   ------   -------   -------   --------
Income (loss) before extraordinary item...........      73     (138)   (7,230)   (1,776)   (10,094)
Extraordinary item -- loss on early extinguishment
  of debt (1)(2)..................................      --       --        --      (806)        --
                                                    ------   ------   -------   -------   --------
Net income (loss).................................      73     (138)   (7,230)   (2,582)   (10,094)
                                                    ======   ======   =======   =======   ========
Accretion of discount on Series A Convertible
  Preferred stock.................................              (92)       --        --         --
Convertible preferred stock dividend
  requirement.....................................             (202)     (202)      (25)        --
                                                             ------   -------   -------   --------
     Net loss attributable to common stock........             (432)   (7,432)   (2,607)   (10,094)
                                                             ======   =======   =======   ========
Loss per common share -- basic and diluted(3):
Loss per share before extraordinary item..........            (0.30)    (4.84)    (0.46)     (1.66)
Loss per share -- extraordinary item..............               --        --     (0.21)        --
                                                             ------   -------   -------   --------
     Net loss per share of common stock...........            (0.30)    (4.84)    (0.67)     (1.66)
                                                             ======   =======   =======   ========
Weighted average number of common shares used in
  calculating net loss per share of common
  Stock -- basic and diluted(3)...................            1,427     1,536     3,918      6,094

                                                                 AS OF DECEMBER 31,
                                                   -----------------------------------------------
                                                    1994      1995      1996      1997      1998
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Working capital (deficit)........................  $   321   $   197   $(2,495)  $ 4,181   $25,945
Total assets.....................................    1,111     1,263     8,456    20,658    59,120
Long-term debt and capital lease obligations,
  excluding current portion......................      172       151     7,195       165        16
Redeemable preferred stock.......................    2,210     2,302        --        --        --
Stockholders' equity (deficit)...................   (1,928)   (2,333)   (4,823)   16,184    53,648

---------------

(1) In connection with the 1997 Acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development and integration costs in 1997. Excluding these charges and the extraordinary item, operating income, net income and net income per share of common stock -- diluted for the year ended December 31, 1997 would have been $3.2 million, $2.1 million and $0.45 respectively. In 1998, the Company recorded non-recurring charges related to acquired in-process research and development costs in connection with the 1998 acquisitions as well as integration costs associated with the 1997 Acquisitions and the 1998 Acquisitions. Excluding these charges, operating income, net income and net income per share of common stock -- diluted for the year ended December 31, 1998 would have been $3.4 million, $2.4 million and $0.37, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 2 of Notes to Consolidated Financial Statements of the Company and the Consolidated Financial Statements of the Company.
(2) As a result of the application of a portion of the net proceeds of the Company's initial public offering to repay indebtedness, the Company incurred a one-time, non-recurring, non-cash charge of approximately $806,000 with respect to accelerated amortization of original issue discount on certain senior subordinated notes and related deferred financing costs. Due to the Company's losses, no income tax benefit was applied to the extraordinary loss presented. See Note 5 of Notes to Consolidated Financial Statements of the Company.
(3) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements of the Company. Historical losses for 1994 per share are not presented as they are not meaningful due to the mandatory conversion of all outstanding shares of the Company's Series A and Series B Convertible Preferred Stock into Common Stock which occurred upon completion of the Company's initial public offering in January 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this Form 10-K. Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein or those implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business -- Risk Factors."

OVERVIEW

     Medirisk is a provider of proprietary database products, decision-support software and analytical services to the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist healthcare industry participants in measuring the performance of healthcare payors and providers and forecasting the supply of and demand for healthcare services.

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

     - In May 1998, Medirisk acquired Successful Solutions, Inc. ("Successful Solutions") of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials to hospitals and physician group practices to assist in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. Successful Solutions collects clinical and billing record data from its customers and profiles the relative performance of individual physicians using its analytical tools and statistical algorithms. Successful Solutions implements on-site education through physician consultants and medical record specialists to influence physician behavior and promote the effective and efficient delivery of health care. Successful Solutions' tools and services for bill coding and medical record documentation help its customers achieve optimal and appropriate reimbursement for services delivered, while improving the quality of data for future comparative analysis.

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

     In connection with these acquisitions, the Company acquired intangible assets, which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and their adaptability to changing market conditions.

     Also in connection with the recent acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development costs of $3.1 million for CIVS, $975,000 for CareData, $300,000 for Medsource, $4.8 million for Healthdemographics, $3.4 million for Successful Solutions and $3.5 million for Sweetwater. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and CareData, 20% for Healthdemographics, 25% for Successful Solutions, 33% for Sweetwater and 29% for Medsource), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred $1.9 million and $200,000 of integration costs in 1998 and 1997, respectively. Included in the 1998 integration costs were approximately $535,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenue.

     As a result of the 1997 Acquisitions and 1998 Acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

RECENT ACQUISITIONS

     In March 1999 the Company purchased certain assets of Healthcare Credentials Management Services, Inc. ("HCMS") for $4.0 million in cash. Contingent consideration is payable in cash if HCMS achieves certain financial objectives. HCMS provides online verifications and outsourced credentialing services to over 300 hospitals and managed care clients. During 1999, Medirisk expects to record approximately $750,000 in costs related to integrating HCMS's products and operations. With the acquisition Medirisk adds two new Internet-based products, HCOL and AppSTAT.

STOCK OFFERING

     In June 1998, the Company completed an offering of 2,250,000 shares of Common Stock (the "Stock Offering"). As a result of the Stock Offering, the Company received approximately $40.5 million, net of offering costs of approximately $600,000.

SOURCES OF REVENUE

     The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of non-refundable annual fees or quarterly fees. The products and services consist of market performance, clinical performance and physician credentials products.

     The market performance products provide customers with information from the Company's market performance product databases. Revenue from these sales is recognized upon the delivery of the data. The Company also licenses the exclusive right to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenue from non-customized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and (ii) credentials reports that validate physicians' education, training and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. Revenue from the licensing of the Company's software products is recognized upon shipment of the software. All other revenue, including fees for training, consulting fees and other miscellaneous services, is recognized upon the completion of the applicable services.

     The Company's three groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the differences in seasonality among the groups of products. Of its total revenue for the year ended December 31, 1998, the Company derived approximately 44% from market performance products, approximately 17% from clinical performance products and approximately 39% from physician credentials products. Of its total revenue for the year ended December 31, 1997, the Company derived approximately 37% from market performance products, approximately 20% from clinical performance products and approximately 43% from physician credentials products.

     The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage has been in excess of 70% for each of the last five years.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
STATEMENTS OF OPERATIONS:
Revenue.....................................................  100%    100%    100%
Salaries, wages and benefits................................   69      47      48
Other operating expenses....................................   26      26      30
Depreciation and amortization...............................    9       8      10
Acquired in-process research and development costs,
  integration costs and acquisition-related costs...........   69      27      50
                                                              ---     ---     ---
Operating loss..............................................  (73)     (8)    (38)
Interest income (expense), net..............................   (8)      2       2
Provision for income taxes..................................   --      (4)     (2)
Extraordinary item: loss on early extinguishment of debt....   --      (5)     --
                                                              ---     ---     ---
Net loss....................................................  (81)%   (15)%   (38)%
                                                              ===     ===     ===

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenue. Revenue in 1998 was $27.2 million, an increase of $10.5 million or 62% over 1997. The increase was primarily attributable to the 1998 Acquisitions. Revenue associated with the 1998 Acquisitions represented $7.7 million or 73% of the total increase. The Company's revenue excluding these acquisitions increased $2.7 million and represented a 16% increase in revenue over 1997. This increase was due to internal growth.

     Salaries, wages and benefits. Salaries, wages and benefits in 1998 were $13.0 million, an increase of $5.1 million or 64% over 1997. The increase was primarily the result of the 1998 Acquisitions and 1997 Acquisitions and incremental expenses associated with internal growth. As a percentage of revenue, salaries, wages and benefits for 1998 and 1997 were 48% and 47%, respectively.

     Other operating expenses. Other operating expenses in 1998 were $8.0 million, an increase of $3.7 million or 84% over 1997. This increase is primarily related to costs associated with the 1998 Acquisitions and 1997 Acquisitions. Other operating expenses increased as a percentage of revenue to 30% as compared to 26% in the same period in the prior year primarily as a result of differences in expense structures of the acquired companies.

     Depreciation and amortization. Depreciation and amortization expenses in 1998 were $2.8 million, an increase of $1.5 million or 116% over 1997. The increase was primarily the result of the amortization of intangible assets acquired in the 1998 Acquisitions and 1997 Acquisitions. Depreciation and amortization as a percentage of revenue increased to 10% in 1998 compared to 8% in 1997.

     Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs in 1998 were $13.5 million, an increase of $9.0 million or 196% over 1997. In connection with the acquisition of Sweetwater, Successful Solutions and Healthdemographics in 1998, the Company's recorded non-recurring charges resulting from expensing acquired in-process research and development of $3.5 million, $3.4 million and $4.8 million, respectively. Integration costs in 1998 were $1.9 million as compared to $200,000 in 1997. These integration charges in 1998 were associated with both the 1997 Acquisitions and the 1998 Acquisitions. Included in the 1998 integration costs were approximately $535,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.

     Interest income, net. Interest income, net in 1998 was $626,000, compared to $345,000 for 1997. The increase was a result of the interest income earned on the net proceeds of the Company's stock offering in 1998.

     Extraordinary items. The Company recorded an extraordinary loss in 1997 of $806,000 related to a one-time, non-recurring, non-cash charge for bond discount and debt issue cost associated with the early extinguishment of debt.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue. Revenue in 1997 was $16.7 million, an increase of $7.8 million or 88% over 1996. The increase was primarily attributable to the 1997 Acquisitions. Revenue recognized by the 1997 Acquisitions represented approximately $4.7 million, or 60% of the total increase. The Company's revenue without the impact of the revenue from the 1997 Acquisitions increased 35% for 1997 over 1996 as a result of a combination of factors, including the revenue of a company acquired in March 1996 whose revenues were not included in the Company's revenues for the entire year in 1996, increases in the volume of products licensed and revenue attributable to an increase in the Company's sales and marketing personnel. The volume increase was principally attributable to licenses to new and existing customers for existing products and product extensions.

     Salaries, wages and benefits. Salaries, wages and benefits in 1997 were $7.9 million, an increase of $1.8 million or 30% over 1996. This increase was primarily the result of the 1997 Acquisitions and growth in the revenues of the Company's other business units. Salaries, wages and benefits decreased as a percentage of revenue during 1997 to 47% as compared to 69% for the same period in 1996. This decrease resulted primarily from leveraging the Company's existing administrative, sales and marketing personnel as revenue increased through both acquisitions and internal growth.

     Other operating expenses. Other operating expenses in 1997 were $4.4 million, an increase of $2.1 million or 89% over 1996, principally as a result of the 1997 Acquisitions. Other operating expenses remained generally consistent at approximately 26% of revenue in 1997 and 1996.

     Depreciation and amortization. Depreciation and amortization in 1997 was $1.3 million, an increase of $517,000 or 66% over 1996. This increase resulted primarily from the 1997 Acquisitions. As a percentage of revenue, depreciation and amortization for 1997 and 1996 was 8% and 9%, respectively.

     Acquired in-process research and development costs and integration costs. In connection with the 1997 Acquisitions, the Company acquired the ongoing research and development activities of each entity and incurred certain integration expenses. At the effective date of each acquisition, the Company recorded non-recurring charges resulting from expensing acquired in-process research and development costs. In 1997, the acquired in process research and development costs and integration costs totaled $4.6 million, or 27% of revenue.

     Interest income (expense), net. Interest income, net in 1997 was $345,000, an increase of $1.0 million over 1996. The increase was a result of the extinguishment of debt with the proceeds of the Company's initial public offering in January 1997 and the interest income earned on the net proceeds of that offering.

     Extraordinary items. The Company recorded an extraordinary loss in 1997 of $806,000 related to a one-time, non-recurring, non-cash charge for bond discount and debt issue cost associated with the early extinguishment of debt

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company. In the opinion of the Company's management this unaudited information has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                        1997 QUARTER ENDED                      1998 QUARTER ENDED
                               -------------------------------------   -------------------------------------
                               MAR. 31   JUN. 30   SEP. 30   DEC. 31   MAR. 31   JUN. 30   SEP. 30   DEC. 31
                               -------   -------   -------   -------   -------   -------   -------   -------
STATEMENTS OF OPERATIONS:
Revenue......................  $2,650    $ 3,243   $4,677    $6,179    $ 5,176   $ 5,416   $7,762    $8,850
Salaries, wages and
  benefits...................   1,762      1,718    2,036     2,394      2,574     2,964    3,614     3,820
Other operating expenses.....     646        894    1,309     1,525      1,522     1,572    2,360     2,586
Depreciation and
  amortization...............     201        249      352       502        427       652      860       876
Acquired in-process research
  and development costs,
  integration costs and
  acquisition-related
  costs......................      --      3,100    1,064       411      4,815     7,249      992       491
                               ------    -------   ------    ------    -------   -------   ------    ------
Operating income (loss)......      41     (2,718)     (84)    1,347     (4,162)   (7,021)     (64)    1,077
Interest income (expense),
  net........................      41        157      103        44         36       (34)     298       326
Provision for income taxes...      --         --       --      (707)        --        --       --      (550)
                               ------    -------   ------    ------    -------   -------   ------    ------
Income (loss) before
  extraordinary item.........      82     (2,561)      19       684     (4,126)   (7,055)     234       853
Extraordinary item...........    (806)        --       --        --         --        --       --        --
                               ------    -------   ------    ------    -------   -------   ------    ------
Net income (loss)............    (724)    (2,561)      19       684     (4,126)   (7,055)     234       853
                               ======    =======   ======    ======    =======   =======   ======    ======

     The Company's quarterly revenues and operating results have varied significantly in the past. Quarterly results have fluctuated as a result of a variety of factors including but not limited to the following: the Company's sales cycle; staffing changes in the Company's sales and marketing organization; changes in the Company's resources; demand for the Company's products; the timing of significant new customer contracts; the non-renewal of significant customer contracts; the timing of acquisitions; competitive conditions in the industry; changes in customer budgets; and general economic factors. The Company has historically recorded a disproportionate amount of its revenue for each quarter in the final month of the quarter, while expenses have been incurred more evenly throughout the period. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and operating profitability occurring in the second half of the year. The Company attributes this seasonality to a combination of factors including budgeting and other factors affecting the healthcare industry generally, the compounding effect of historical renewal schedules (which typically results in greater license renewals in the third and fourth quarters) and internal staffing and growth issues. The Company believes the licensing and subsequent renewal pattern of its market performance products are more seasonal than its other products and expects the addition of new products, including those from acquisitions, to moderate, but not end, this seasonal effect.

     A significant portion of the Company's expenses is relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations concerning future revenue. If revenues are below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to adjust spending quickly enough to compensate for the revenue shortfall. Accordingly, even a small variation from expected revenue could have a material adverse effect on the Company's results of operations for a given quarter.

SOFTWARE CAPITALIZATION

     In addition to acquisitions, the Company seeks to expand its product offerings through internal product development. The Company capitalizes internal product development costs incurred after technological feasibility has been established and prior to general product release. Capitalized software development costs, net of accumulated amortization, totaled approximately $2.4 million at December 31, 1998.

INCOME TAXES

     The Company recorded income tax expense of $550,000 during 1998 due to limitations on the utilization of net operating loss carryforwards and the non-deductibility of certain acquired in-process research and development costs to offset taxable income. At December 31, 1998, the Company had net operating loss carryforwards of approximately $3.1 million for federal income tax purposes. The net operating loss carryforwards expire beginning in 2006 through 2012. The total gross deferred tax asset was approximately $5.2 million as of December 31, 1998 and has been reduced to zero by a valuation allowance and offsetting deferred income tax liabilities of approximately $2.6 million.

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Applying the provisions of SFAS 109 to the Company, particularly considering the Company's history of net losses, the Company was unable to support a conclusion consistent with SFAS 109 that it is more likely than not that it will generate future taxable income during the loss carryforward periods; therefore, the Company has provided a full valuation allowance against its net deferred tax assets. In determining that a valuation allowance was required, management primarily considered such factors as the Company's history of operating losses and expected near-term future losses and earnings, the nature of the Company's deferred tax assets, the absence of significant excess of appreciated asset value over the tax basis of the Company's net assets, the absence of significant taxable income in prior carryback years and the potential for deferred tax assets resulting from future business acquisitions. Although management's operating plans assume taxable and operating income in future periods, historical performance has produced an accumulated deficit of approximately $22.5 million at December 31, 1998. Consequently, the Company has provided a full valuation allowance against its net deferred tax assets until such time as the Company produces sufficient taxable and operating income to support a lower valuation allowance.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $3.1 million which expire beginning in 2006 through 2012. Approximately $1.4 million of the net operating loss at December 31, 1998 relates to loss carryforwards acquired in connection with the 1998 Acquisitions. Accordingly, such losses are limited to income generated by the acquired entity as well as substantial annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1998 the Company completed the Stock Offering of 2,250,000 shares of Common Stock. As a result of the offering, the Company received approximately $40.5 million, net of offering expenses of approximately $600,000.

     In June 1998 the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is secured by substantially all of the Company's assets. Under the terms of the NationsBank Revolver the Company may, subject to customary terms, conditions and covenants, borrow up to $25.0 million to fund working capital needs, new product development and acquisitions. The Amended and Restated Credit Agreement for the NationsBank Revolver provides for interest at varying rates based on LIBOR and NationsBank's prime rate, and will mature on July 15, 2000. Under the terms of the NationsBank Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts, and consummation of certain mergers and acquisitions without the consent of NationsBank. Financial covenants include, but are not limited to, maintaining debt to capitalization ratios, minimum net worth ratios, debt service coverage ratios and cash flow leverage ratios. At December 31, 1998, the Company had $25 million in borrowing availability remaining on its revolving line of credit.

     The Company had working capital of $25.9 million as of December 31, 1998 as compared to working capital of $4.2 million at December 31, 1997. The increase was due primarily to the net proceeds remaining from the follow-on stock offering completed by the Company in June 1998.

     Net cash used by operating activities totaled $3.1 million for the year ended December 31, 1998 as compared to $697,000 for the prior year. The increase in cash used of $2.4 million was primarily due to increases in accounts receivable and other current assets and the extinguishment of accrued liabilities assumed in the 1998 Acquisitions.

     Net cash used in investing activities was approximately $18.0 million for the year ended December 31, 1998 as compared to $9.3 million for the prior year. In 1998, the Company used $14.4 million in cash to fund partially the acquisitions of Healthdemographics, Successful Solutions and Sweetwater and to pay $3.0 million of contingent consideration in connection with the acquisition of CareData. The remaining $3.6 million of net cash used in investing activities for 1998 was used to fund $1.5 million in fixed asset purchases, $1.7 million of software development and $425,000 in Notes to Officers of the Company. The increase in Notes to Officers is due primarily to a $350,000 loan to the Company's Chairman and Chief Executive Officer. This loan bears interest at 7.5% and is payable on July 30, 1999.

     Net cash provided by financing activities was $38.9 million for the year ended December 31, 1998 as compared to $13.1 million for the prior year. In 1997 the Company received net proceeds of $22.6 million from its initial public offering, and in June 1998 the Company received net proceeds of $40.5 million from its follow-on offering.

     Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $3.0 million was paid in April 1998. In March 1999, additional consideration of $3.0 million was paid in connection with the Healthdemographics acquisition. Additional payments under these agreements will be forthcoming in 1999.

     The Company believes that the remaining proceeds of the Stock Offering, available borrowings under the NationsBank Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company's operations for the near term. The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. Although the Company has no present commitments or agreements regarding acquisitions, the Company's strategy is to acquire additional complementary products and businesses. If the remaining proceeds from its June 1998 Stock Offering, borrowings under the NationsBank Revolver and cash flow from operations are not sufficient to fund such acquisitions or contingent payments relating to prior acquisitions, the Company will be required to seek additional financing, and there can be no assurance that such financing will be available in amounts and on terms acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. There was no impact on the Company's consolidated financial statements with the adoption of SFAS 130. SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted both statements in the first quarter of 1998.

     On September 15, 1998 the SEC issued a letter to the AICPA SEC Regulations Committee outlining changes that the SEC believes should be made to the methodology of calculating acquired in-process research and development costs. The Company has applied this new guidance with respect to the acquisitions of Healthdemographics in March 1998, Successful Solutions in May 1998 and Sweetwater Health Enterprises in June 1998. As a result, certain adjustments relating to acquired in-process research and development costs and purchase price allocations associated with such acquisitions have been made to the Company's 1998 interim period SEC filings.

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

     The Company has implemented a project team and project plan to manage the Year 2000 initiative. The project team has substantially completed the Year 2000 assessment for all business areas that may be impacted by the Year 2000 issue, including assessment of the following business areas: IT systems, Non-IT systems, third parties and Medirisk products. The assessment included an inventory in all areas, state of readiness determination, assessment of risk and cost associated with non-compliant items, development of contingency plan steps in the event of non-compliance and the remediation steps for non-compliant items. The Company's remediation efforts are being prioritized in order of risk, with the most critical items to be corrected immediately. The Company assessed risk based on level of impact to operations and the ability to deliver quality products to its customers.

  State of Readiness

     Substantially all of the areas the Company has assessed are Year 2000 compliant. The Company has developed a plan to bring the remaining 8 percent of such areas into compliance, and the Company has scheduled completion of such plan by August 1999. The Company is in the process of assessing the Year 2000 compliance of third parties, including its customers and vendors. Detailed project plans are being designed for bringing all non-compliant issues into compliance; however, the process of analyzing Year 2000 issues, particularly as they relate to customers and suppliers, is ongoing.

  Cost

     The Company's current estimate of the remaining cost of compliance is under $100,000; however, the process of analyzing these issues is ongoing, and the estimate may change. In addition, the majority of the expenditures expected to be incurred to address Year 2000 issues were planned and would have been incurred by the Company in the normal course of business in the ongoing process of updating and maintaining its systems. The Company's cost estimate does not include unforeseen costs in the event of additional programming hours or similar matters. The Company does not anticipate that the overall costs will have a material impact on the Company's financial results or financial condition.

  Contingency Plans

     The Company has developed written contingency plans for all currently identified non-compliant items. Medirisk is in the process of developing these plans into a project plan and assigning dates and responsibilities to each action item.

  Remediation Steps

     The Year 2000 project team has assessed and documented the remediation steps for the non-compliant items and is in the process of executing the project plans to achieve full remediation of all non-Year 2000 compliant items by the second quarter of 1999.

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

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements contained in press releases, the Company's filings with the SEC and its reports to stockholders. Statements made in this Annual Report on Form 10-K, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Risks Related to Intangible Assets and Acquisition of In-process Research and Development; Uncertainty and Consolidation in the Healthcare Industry; Risks of Rapid Technological Change; Need for Additional Financing; Competition; Risks of Customer Concentration; Potential for System Defects; Variable Quarterly Operating Results and Seasonality; Year 2000 Compliance; and Adverse Impact of Anti-takeover Provisions. For a more complete discussion of these factors, please see the section of this document entitled "Business -- Risk Factors."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements of Medirisk and its subsidiaries, consisting of the Consolidated Balance Sheets as of December 31, 1998 and 1997, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows for each of the three years in the three-year period ended December 31, 1998, together with the Notes to Consolidated Financial Statements. The Company's Consolidated Financial Statements and Notes thereto are attached hereto following the signature page, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   'PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 1999 for its 1999 Annual Meeting of Stockholders under the captions "Information Relating to Nominees and Directors" and "Our Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 1999 for its 1999 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 1999 for its 1999 Annual Meeting of Stockholders under the caption "Security by Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 1999 for its 1999 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents incorporated by reference or filed with this report:

     (1) Financial Statements.

         The Financial Statements of the Company are listed in Item 8 of Part
         II. (Attached hereto following signature page.)

     (2) Financial Statement Schedules.

         Independent Auditors' Report
         Schedule II -- Valuation and Qualifying Accounts. (Attached hereto following the Financial Statements.)

     (3) Exhibits Incorporated by Reference or Filed with this Report.

     The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-K. ITEMS LISTED IN BOLDFACE CONSTITUTE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS.

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1      --   Stock Purchase Agreement dated June 24, 1997, by and among the company, CIVS, Inc. and the Shareholders of CIVS, Inc.
               (incorporated by reference from Exhibit 2.4 to the Company's
               Current Report on Form 8-K dated July 9, 1997).
 2.2      --   Stock Purchase Agreement dated August 28, 1997, by and among the Company and the Shareholders of CareData Reports, Inc.
               (incorporated by reference from Exhibit 2.5 to the Company's
               Current Report on Form 8-K dated August 28, 1997).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.3      --   Acquisition Agreement and Plan of Merger, dated as of March
               26, 1998, by and among the Company, Healthdemographics, Inc.
               and the Shareholders of Healthdemographics, Inc.
               (incorporated by reference from Exhibit 2.6 to the Company's
               Current Report on Form 8-K dated March 31, 1998).
 2.4      --   Acquisition Agreement and Plan of Merger, dated as of May
               28, 1998 by and among the company, Successful Solutions,
               Inc. and the Shareholders of Successful Solutions, Inc.
               (incorporated by reference from Exhibit 2.7 to the Company's
               Current Report on Form 8-K dated May 28, 1998).
 2.5      --   Agreement and Plan of Merger dated June 25, 1998 by and
               among the Company and the Shareholders of Sweetwater Health
               Enterprises, Inc. (incorporated by reference from Exhibit
               2.8 to the Company's Current Report on Form 8-K dated June
               26, 1998).
 3.1      --   Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration
               Statement on Form S-1 (No. 333-12311) filed with the
               Commission on September 19, 1996).
 3.1.1    --   Certificate of Designation of Series 1998-A Preferred Stock
               (incorporated by reference from Exhibit 3.1.1 to the
               Company's Current Report on Form 8-K dated March 31, 1998)
 3.1.2    --   Certificate of Designation, Preferences and Rights of Series
               A Junior Participating Preferred Stock.
 3.2      --   Bylaws of the company (incorporated by reference from
               Exhibit 3.2 to the Company's Registration Statement on Form
               S-1 (No. 333-12311) filed with the Commission on September
               19, 1996).
 4.1      --   Shareholder Protection Rights Agreement dated as of July 29,
               1998 between the Company and SunTrust Bank, Atlanta, as
               Rights Agent (incorporated by reference from Exhibit 2.8 to the Company's Current Report on Form 8-K dated July 29,
               1998).
 4.2      --   Specimen Stock Certificate of the Common Stock of the
               Company (incorporated by reference from Exhibit 4.2 to the
               Company's Registration Statement on Form S-1 (No. 333-12311)
               filed with the Commission on September 19, 1996).
10.1      --   EMPLOYMENT AGREEMENT DATED AS OF AUGUST 18, 1998 BETWEEN THE
               COMPANY AND MARK A. KAISER (INCORPORATED BY REFERENCE TO
               EXHIBIT 10.2 TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1998).
10.2      --   AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN THE COMPANY
               AND MARK A. KAISER.
10.3      --   EMPLOYMENT AGREEMENT DATED AS OF AUGUST 21, 1998 BETWEEN THE
               COMPANY AND KENNETH M. GOINS, JR. (INCORPORATED BY REFERENCE
               FROM EXHIBIT 10.2 TO THE COMPANY'S QUARTERLY REPORT ON FORM
               10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1998).
10.4      --   AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN THE COMPANY
               AND KENNETH M. GOINS, JR.
10.5      --   EMPLOYMENT AGREEMENT DATED AS OF NOVEMBER 4, 1998 BETWEEN
               THE COMPANY AND THOMAS C. KUHN, III.
10.6      --   License and Services Agreement dated as of December 19, 1997 between Medirisk of Illinois, Inc. and HEALTHSOUTH
               Corporation (incorporated by reference from Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).++
10.7      --   Form of Indemnification Agreement between the Company and
               each of its Officers and Directors (incorporated by
               reference from Exhibit 10.11 to the Company's Registration
               Statement on Form S-1 (No. 333-12311) filed with the
               Commission on September 19, 1996).
10.8      --   Medirisk, Inc. 1996 Stock Incentive Plan (incorporated by
               reference from Exhibit 10.12 to the Company's Registration
               Statement on Form S-1 (No. 333-12311) filed with the
               commission on September 19, 1996).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.9      --   Medirisk, Inc. 1996 Non-Management Directors Stock Option
               Plan (incorporated by reference from Exhibit 10.12 to the
               Company's Registration Statement on Form S-1 (No. 333-12311)
               filed with the Commission on September 19, 1996).
10.10     --   Registration Agreement dated as of October 28, 1996, between the Company, Brantley Venture Partners II, L.P., Chase
               Manhattan Bank N.A., as trustee, and Laurence H. Powell
               (incorporated by reference from Exhibit 10.12 to the
               Company's Registration Statement on Form S-1 (No. 333-12311)
               filed with the Commission on September 19, 1996).
10.11     --   Amended and Restated Credit Agreement dated as of June 29,
               1998 between the Company, as borrower, and NationsBank, N.A.
               as lender (incorporated by reference from Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1998).
21.1      --   List of Subsidiaries of the Registrant.
23.1      --   Consent of KPMG LLP.
27.1      --   Financial data schedule (for SEC use only).

---------------
 ++ Confidential Treatment pursuant to 17 CFR sec. 200.80 and 240.24b-2 has been requested regarding certain portions of the indicated Exhibit, which portions have been separately filed with the Commission.

     (b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 1999.

                                          MEDIRISK, INC.

                                          By:    /s/ THOMAS C. KUHN III
                                            ------------------------------------
                                                     Thomas C. Kuhn III
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 31, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ MARK A. KAISER                    Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer (Principal Executive Officer)
                   Mark A. Kaiser

              /s/ KENNETH M. GOINS, JR.                President and Chief Operating Officer
-----------------------------------------------------
                Kenneth M. Goins, Jr.

               /s/ THOMAS C. KUHN III                  Senior Vice President and Chief Financial
-----------------------------------------------------    Officer (Principal Financial and Accounting
                 Thomas c. Kuhn III                      Officer)

                                                       Director
-----------------------------------------------------
                   Keith O. Cowan

                 /s/ MICHAEL J. FINN                   Director
-----------------------------------------------------
                   Michael J. Finn

                                                       Director
-----------------------------------------------------
             William M. McClatchey, M.D.

                /s/ ROBERT P. PINKAS                   Director
-----------------------------------------------------
                  Robert P. Pinkas

                                   FORM 10-K

                        MEDIRISK, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1998

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Medirisk, Inc. and Subsidiaries Independent Auditors'
  Report....................................................   F-2
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.......................   F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended December 31, 1998, 1997 and 1996...   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Medirisk, Inc.:

     We have audited the accompanying consolidated balance sheets of Medirisk, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medirisk, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Atlanta, Georgia
February 5, 1999

                        MEDIRISK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $21,365,208     3,515,931
  Accounts receivable, less allowances for doubtful accounts of $466,250 and $147,557, at December 31, 1998 and 1997,
    respectively............................................    8,009,496     3,802,241
  Prepaid expenses..........................................    1,181,007       697,485
  Notes receivable from officers............................      447,500        22,500
  Other current assets......................................      398,289       451,513
                                                              -----------   -----------
         Total current assets...............................   31,401,500     8,489,670
                                                              -----------   -----------
Property and equipment......................................    4,951,152     3,083,466
  Less accumulated depreciation and amortization............    2,376,702     1,444,489
                                                              -----------   -----------
    Property and equipment, net.............................    2,574,450     1,638,977
                                                              -----------   -----------
Excess of cost over net assets of businesses acquired, less
  accumulated amortization of $1,689,233 and $537,218 at
  December 31, 1998 and 1997, respectively..................   17,760,644     7,555,902
Other intangible assets, less accumulated amortization of
  $921,932 and $409,362 at December 31, 1998 and 1997,
  respectively..............................................    4,337,329     1,793,680
Software development costs, less accumulated amortization of
  $363,237 and $96,508 at December 31, 1998 and 1997,
  respectively..............................................    2,436,673     1,008,398
Notes receivable from officers, excluding current portion...       45,000        67,500
Other assets................................................      564,292       104,139
                                                              -----------   -----------
                                                              $59,119,888    20,658,266
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and obligations
    under capital leases....................................  $    62,057       168,493
  Accounts payable..........................................      276,967       257,723
  Accrued expenses..........................................    1,117,131       757,975
  Income taxes payable......................................    1,297,466       815,791
  Deferred revenue..........................................    2,702,469     2,308,610
                                                              -----------   -----------
         Total current liabilities..........................    5,456,090     4,308,592
Long-term debt and obligations under capital leases,
  excluding current installments............................       16,114       165,251
                                                              -----------   -----------
         Total liabilities..................................    5,472,204     4,473,843
                                                              -----------   -----------
Series 1998-A preferred stock, $.001 par value, redeemable;
  5,000 shares authorized and designated; none issued or
  outstanding...............................................           --            --
Stockholders' equity:
  Preferred stock, $.001 par value; 795,000 shares
    authorized; none issued or outstanding..................           --            --
  Series A junior participating preferred stock, $.001 par
    value; 200,000 shares authorized and designated; none
    issued or outstanding...................................           --            --
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 7,344,795 and 4,193,346 shares issued and
    outstanding at December 31, 1998 and 1997,
    respectively............................................        7,345         4,193
  Additional paid-in capital................................   76,113,254    28,559,279
  Accumulated deficit.......................................  (22,472,915)  (12,379,049)
                                                              -----------   -----------
                                                               53,647,684    16,184,423
                                                              -----------   -----------
Commitments and contingencies...............................           --            --
                                                              -----------   -----------
                                                              $59,119,888    20,658,266
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               1998          1997         1996
                                                           ------------   ----------   ----------
Revenue..................................................  $ 27,204,030   16,748,839    8,904,133
Salaries, wages, and benefits............................    12,971,839    7,909,600    6,092,792
Other operating expenses.................................     8,040,290    4,373,954    2,314,654
Depreciation and amortization............................     2,814,811    1,304,155      786,849
Acquired in-process research and development and
  integration costs......................................    13,546,639    4,575,025    6,180,000
                                                           ------------   ----------   ----------
          Operating loss.................................   (10,169,549)  (1,413,895)  (6,470,162)
Interest income (expense), net...........................       625,683      344,973     (703,542)
Other expense, net.......................................            --           --      (57,073)
                                                           ------------   ----------   ----------
          Loss before income taxes and extraordinary
            item.........................................    (9,543,866)  (1,068,922)  (7,230,777)
Income taxes.............................................      (550,000)    (707,000)          --
                                                           ------------   ----------   ----------
          Loss before extraordinary item.................   (10,093,866)  (1,775,922)  (7,230,777)
Extraordinary item -- early extinguishment of debt.......            --     (806,146)          --
                                                           ------------   ----------   ----------
          Net loss.......................................   (10,093,866)  (2,582,068)  (7,230,777)
Convertible preferred stock dividend requirement.........            --      (24,673)    (201,608)
                                                           ------------   ----------   ----------
          Net loss attributable to common stock..........  $(10,093,866)  (2,606,741)  (7,432,385)
                                                           ============   ==========   ==========
Net loss per share of common stock -- basic and diluted:
     Net loss per share before extraordinary item........  $      (1.66)       (0.46)       (4.84)
     Net loss per share -- extraordinary item............            --        (0.21)          --
                                                           ------------   ----------   ----------
          Net loss per share of common stock.............  $      (1.66)       (0.67)       (4.84)
                                                           ============   ==========   ==========
Weighted average number of common shares used in
  calculating net loss per share of common stock -- basic
  and diluted............................................     6,094,343    3,918,347    1,536,159
                                                           ============   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                              SERIES B
                                 SERIES A CONVERTIBLE        CONVERTIBLE
                                    PREFERRED STOCK        PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                 ---------------------   -------------------   ---------------------     PAID-IN     ACCUMULATED
                                   SHARES      AMOUNT     SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL       DEFICIT
                                 -----------   -------   --------   --------   ---------   ---------   -----------   ------------
Balance at December 31, 1995...          --    $   --          --   $     --     656,226   $     656   $   292,666   $ (2,566,204)
Issuance of Series B
 convertible preferred stock,
 net of issuance costs of
 $220,556......................          --        --     280,623        281          --          --     1,779,163             --
Conversion of Series A
 convertible preferred stock
 from redeemable to
 nonredeemable.................   1,292,359     1,292          --         --          --          --     2,301,179             --
Issuance of common stock,
 primarily in acquisitions.....          --        --          --         --     118,677         119       137,283             --
Repayment of note receivable
 from stockholder..............          --        --          --         --          --          --            --             --
Forgiveness of note receivable
 from stockholder..............          --        --          --         --          --          --            --             --
Discount on issuance of debt
 arising from stock purchase
 warrants......................          --        --          --         --          --          --       573,111             --
Stock option compensation
 expense.......................          --        --          --         --          --          --        99,585             --
Accrued dividend payable.......          --        --          --         --          --          --      (201,608)            --
Cancellation of treasury
 stock.........................          --        --          --         --     (64,960)        (65)       (9,735)            --
Net loss.......................          --        --          --         --          --          --            --     (7,230,777)
                                 ----------    ------    --------   --------   ---------   ---------   -----------   ------------
Balance at December 31, 1996...   1,292,359     1,292     280,623        281     709,943         710     4,971,644     (9,796,981)
Common stock issued in initial
 public offering...............          --        --          --         --   2,300,000       2,300    22,623,371             --
Conversion of Series A and
 Series B convertible preferred
 stock into common stock.......  (1,292,359)   (1,292)   (280,623)      (281)  1,021,809       1,022           551             --
Dividends paid on Series A and
 Series B convertible preferred
 stock.........................          --        --          --         --          --          --       (24,673)            --
Issuance of common stock in
 acquisitions..................          --        --          --         --     143,682         144       901,023             --
Stock option exercises.........          --        --          --         --      20,243          20       101,929             --
Common stock repurchased and
 canceled......................          --        --          --         --      (2,331)         (3)      (14,566)            --
Net loss.......................          --        --          --         --          --          --            --     (2,582,068)
                                 ----------    ------    --------   --------   ---------   ---------   -----------   ------------
Balance at December 31, 1997...          --        --          --         --   4,193,346       4,193    28,559,279    (12,379,049)
Common stock issued in public
 offering......................          --        --          --         --   2,250,000       2,250    40,527,942             --
Issuance of common stock in
 acquisitions..................          --        --          --         --     361,126         361     6,602,214             --
Stock option exercises.........          --        --          --         --      51,941          53        32,600             --
Common stock repurchased and
 canceled......................          --        --          --         --      (4,648)         (5)      (12,817)            --
Exercise of warrants...........          --        --          --         --     493,030         493       304,036             --
Tax benefit from exercise of
 stock options.................          --        --          --         --          --          --       100,000             --
Net loss.......................          --        --          --         --          --          --            --    (10,093,866)
                                 ----------    ------    --------   --------   ---------   ---------   -----------   ------------
Balance at December 31, 1998...          --    $   --          --   $     --   7,344,795   $   7,345   $76,113,254   $(22,472,915)
                                 ==========    ======    ========   ========   =========   =========   ===========   ============


                                                            NOTE           TOTAL
                                    TREASURY STOCK       RECEIVABLE    STOCKHOLDERS'
                                 ---------------------      FROM          EQUITY
                                   SHARES      AMOUNT    STOCKHOLDER     (DEFICIT)
                                 -----------   -------   -----------   -------------
Balance at December 31, 1995...       64,960   $(9,800)   $(50,000)     $(2,332,682)
Issuance of Series B
 convertible preferred stock,
 net of issuance costs of
 $220,556......................           --        --          --        1,779,444
Conversion of Series A
 convertible preferred stock
 from redeemable to
 nonredeemable.................           --        --          --        2,302,471
Issuance of common stock,
 primarily in acquisitions.....           --        --          --          137,402
Repayment of note receivable
 from stockholder..............           --        --      14,000           14,000
Forgiveness of note receivable
 from stockholder..............           --        --      36,000           36,000
Discount on issuance of debt
 arising from stock purchase
 warrants......................           --        --          --          573,111
Stock option compensation
 expense.......................           --        --          --           99,585
Accrued dividend payable.......           --        --          --         (201,608)
Cancellation of treasury
 stock.........................      (64,960)    9,800          --               --
Net loss.......................           --        --          --       (7,230,777)
                                 -----------   -------    --------      -----------
Balance at December 31, 1996...           --        --          --       (4,823,054)
Common stock issued in initial
 public offering...............           --        --          --       22,625,671
Conversion of Series A and
 Series B convertible preferred
 stock into common stock.......           --        --          --               --
Dividends paid on Series A and
 Series B convertible preferred
 stock.........................           --        --          --          (24,673)
Issuance of common stock in
 acquisitions..................           --        --          --          901,167
Stock option exercises.........           --        --          --          101,949
Common stock repurchased and
 canceled......................           --        --          --          (14,569)
Net loss.......................           --        --          --       (2,582,068)
                                 -----------   -------    --------      -----------
Balance at December 31, 1997...           --        --          --       16,184,423
Common stock issued in public
 offering......................           --        --          --       40,530,192
Issuance of common stock in
 acquisitions..................           --        --          --        6,602,575
Stock option exercises.........           --        --          --           32,653
Common stock repurchased and
 canceled......................           --        --          --          (12,822)
Exercise of warrants...........           --        --          --          304,529
Tax benefit from exercise of
 stock options.................           --        --          --          100,000
Net loss.......................           --        --          --      (10,093,866)
                                 -----------   -------    --------      -----------
Balance at December 31, 1998...           --   $    --    $     --      $53,647,684
                                 ===========   =======    ========      ===========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                  1998          1997         1996
                                                              ------------   ----------   ----------
Cash flows from operating activities:
  Net loss..................................................  $(10,093,866)  (2,582,068)  (7,230,777)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Acquired in-process research and development costs......    11,650,000    4,375,000    6,180,000
    Depreciation and amortization...........................     2,814,811    1,304,155      786,849
    Loss due to early extinguishment of debt................            --      806,146           --
    Other...................................................            --           --      135,585
    Decrease (increase) in:
      Accounts receivable...................................    (3,845,592)  (1,925,277)    (447,120)
      Other assets..........................................      (762,951)     137,848     (846,014)
    Increase (decrease) in:
      Accounts payable......................................      (651,948)    (870,028)     353,520
      Accrued expenses and other liabilities................    (1,780,320)    (175,425)     151,405
      Deferred revenue......................................      (407,583)  (1,766,992)     154,158
                                                              ------------   ----------   ----------
        Net cash used in operating activities...............    (3,077,449)    (696,641)    (762,394)
                                                              ------------   ----------   ----------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired...........   (14,362,372)  (7,386,208)  (6,925,393)
  Purchases of property and equipment.......................    (1,504,961)    (948,833)    (138,792)
  Additions to software development costs...................    (1,695,004)    (983,937)    (120,969)
  Repayment of (loans to) employees.........................      (402,500)      22,500     (112,500)
                                                              ------------   ----------   ----------
        Net cash used in investing activities...............   (17,964,837)  (9,296,478)  (7,297,654)
                                                              ------------   ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................    40,867,374   22,727,620       15,084
  Common stock repurchased and canceled.....................       (12,822)     (14,569)          --
  Proceeds from issuance of Series B convertible preferred
    stock...................................................            --           --    2,000,000
  Payments for Series B convertible preferred stock issuance
    costs...................................................            --           --     (220,556)
  Payment of dividends......................................            --     (642,683)          --
  Proceeds from issuance of long-term debt, principally
    related party...........................................            --           --    7,407,086
  Payments for debt issuance costs..........................            --           --     (345,000)
  Payments on long-term debt and obligations under capital
    leases..................................................    (1,962,989)  (9,008,575)    (652,147)
  Repayment of note receivable from stockholder.............            --           --       14,000
                                                              ------------   ----------   ----------
        Net cash provided by financing activities...........    38,891,563   13,061,793    8,218,467
                                                              ------------   ----------   ----------
        Net increase in cash and cash equivalents...........  $ 17,849,277    3,068,674      158,419
                                                              ============   ==========   ==========
Cash and cash equivalents at beginning of period............     3,515,931      447,257      288,838
                                                              ------------   ----------   ----------
Cash and cash equivalents at end of period..................  $ 21,365,208    3,515,931      447,257
                                                              ============   ==========   ==========
Supplemental disclosure of cash flow information: cash paid
  during the period for interest............................  $    137,720      129,771      736,432
                                                              ============   ==========   ==========
Supplemental disclosures of noncash activities:
  Purchase of computer and office equipment under capital
    lease arrangements......................................  $         --           --      332,035
                                                              ============   ==========   ==========
  Discount on issuance of debt arising from stock purchase
    warrants................................................  $         --           --      573,111
                                                              ============   ==========   ==========
  Accrual of dividend payable on Series A convertible
    preferred stock.........................................  $         --           --      201,608
                                                              ============   ==========   ==========
Acquisitions of businesses:
  Fair value of assets acquired.............................  $ 13,322,746    8,249,588    4,909,167
  Acquired in-process research and development costs........    11,650,000    4,375,000    6,180,000
  Fair value of liabilities assumed.........................    (6,492,417)  (3,600,535)  (2,961,849)
  Common stock issued.......................................    (6,602,575)    (901,167)    (122,318)
  Contingent consideration paid.............................     2,999,941           --           --
  Debt issued...............................................            --           --   (1,076,000)
                                                              ------------   ----------   ----------
        Total cash paid for acquisitions....................    14,877,695    8,122,886    6,929,000
  Cash acquired.............................................      (515,323)    (736,678)      (3,607)
                                                              ------------   ----------   ----------
        Net cash paid for acquisitions......................  $ 14,362,372    7,386,208    6,925,393
                                                              ============   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        MEDIRISK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1998, 1997, AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Medirisk, Inc. (the "Company") is a provider of proprietary database products, decision-support software and analytical services to the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess patient satisfaction with specific managed care plans and obtain information concerning the background and credentials of physicians. These capabilities assist healthcare industry participants in measuring the performance of healthcare payors and providers.

     Applications of Medirisk's products include pricing managed care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing health care delivery networks and marketing healthcare services. The Company actively sells its products to leading health plans, insurers, hospitals, multi-specialty physician groups, physician practice management companies, employers, and pharmaceutical companies, as well as smaller customers, including single-specialty physician groups.

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

     Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition.

     The consolidated financial statements include the accounts of Medirisk, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Cash Equivalents

     Cash equivalents at December 31, 1998 and 1997 include amounts of $19,325,318 and $2,106,963, respectively, invested in money market accounts with a major brokerage firm. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (d) Revenue Recognition

     The Company adopted Statement of Position 97-2, Software Revenue Recognition, on January 1, 1998. The implementation of this statement did not have a material impact on the Company's results of operations.

     The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of nonrefundable annual or quarterly fees, often in advance of use or shipment. The products are segregated into three types: market performance, clinical performance and physician credentials products. The market performance products provide customers with information from the Company's market performance databases. Revenue on these sales is recognized upon the delivery of the data. The Company also licenses the exclusive rights to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the survey are incurred, and revenue from noncustomized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and (ii) credentials reports that validate physicians' education, training, and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. Revenue from the licensing of the Company's software products is recognized upon shipment of the software. All other revenue, including fees for training, consulting fees and other miscellaneous services, is recognized upon the performance of the applicable services.

  (e) Deferred Revenue

     Deferred revenue represents accounts receivable and payments to the Company by customers in advance of revenue recognition.

  (f) Accounts Receivable

     The Company enters into multi-year, noncancelable subscription contracts, for which the associated receivables are recorded as accounts receivable and deferred revenue when they become due. The contract balances are generally due at the beginning of their respective annual anniversary dates.

  (g) Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures......................................  3 to 7 years
Computer and office equipment...............................  1 to 5 years
Leasehold improvements......................................  3 to 5 years

     Amortization of assets acquired under capital lease arrangements not transferring ownership or without a bargain purchase option is recorded using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

  (h) Excess of Cost Over Net Assets of Businesses Acquired

     The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over periods ranging from 12 to 15 years. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks.

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

  (j) Research and Development Costs and Software Development Costs

     Research and development costs are expensed as incurred. Amounts expensed for research and development for the years ended December 31, 1998, 1997, and 1996, were $2,944,047, $2,149,155, and $951,645, respectively.

     The Company capitalizes software development costs by project, commencing when technological feasibility for the respective product is established and concluding when the product is ready for general release to customers. The Company makes an ongoing assessment of the recoverability of its capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value ("NRV") of the product. If the NRV is less than the amount capitalized, a write-down to NRV is recorded.

     The Company capitalized computer software development costs of $1,695,004 and $983,937 for the years ended December 31, 1998 and 1997, respectively. Capitalized computer software development costs are being amortized ratably based on the projected revenue associated with the software products or the straight-line method over five years, whichever method results in a higher level of amortization. Amortization expense was $266,729, $76,597, and $19,911 for the years ended December 31, 1998, 1997, and 1996, respectively.

  (k) Stock Option Plans

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

  (l) Net Loss Per Share of Common Stock

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

     Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in diluted EPS because their effect on periods presented was antidilutive total 447,827, 765,515, and 553,138 for the years ended December 31, 1998, 1997, and 1996, respectively.

     All prior period net loss per share data presented in these consolidated financial statements have been restated to conform to the provisions of SFAS 128 and SAB 98.

  (m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (n) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (o) Industry Segments

     On January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

  (p) Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the years ended December 31, 1998, 1997 and 1996.

(2) BUSINESS ACQUISITIONS

1998 ACQUISITIONS

  Healthdemographics, Inc. ("Healthdemographics")

     Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for healthcare services, for $2.7 million in cash and 171,315 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of $4.8 million, acquired products of $120,000 and excess of cost over net assets acquired of $2.0 million. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of Healthdemographics' operating income over a predetermined amount through March 31, 2001. Additional payments could be significant. Contingent consideration paid will be added to excess of cost over net assets acquired and amortized prospectively. Contingent consideration will be paid by the Company in cash and common stock or in Series 1998 -- A Preferred Stock, the determination of which is based on certain elections made by the selling shareholders.

SUCCESSFUL SOLUTIONS, INC. ("SUCCESSFUL SOLUTIONS")

     Effective May 28, 1998, the Company acquired all of the outstanding shares of Successful Solutions of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials to hospitals and physician group practices to assist in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. The Company purchased Successful Solutions for $2.9 million in cash, and 189,811 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of $3.4 million, acquired products of $500,000 and excess of cost over net assets acquired of $2.2 million. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of Successful Solutions' operating income over a predetermined amount through June 30, 1999. These potential payments could be significant. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. Contingent consideration will be paid by the Company in cash and common stock.

SWEETWATER HEALTH ENTERPRISES, INC. ("SWEETWATER")

     Effective June 25, 1998, the Company acquired all of the outstanding shares of Sweetwater of Dallas, Texas, which provides (i) a comprehensive selection of physician credentialing services to hospitals and managed care organizations,
(ii) a suite of quality management software used by healthcare organizations to facilitate in-house credentialing and network management and to track perceptions of care and individual physician performance, and (iii) managed care and interim management services for healthcare organizations throughout the United States. The Company purchased Sweetwater for $6.2 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of $3.5 million, acquired products of $2.2 million and excess of cost over net assets acquired of $3.9 million.

1997 ACQUISITIONS

  Staff-Link, Inc. ("Staff-Link")

     In May 1997, the Company acquired substantially all of the assets of Staff-Link of St. Louis, Missouri, a provider of a physician database and related software utilities designed to assist health care organizations with their in-house recruiting efforts. The Company purchased Staff-Link for $300,000 in cash. The acquisition was accounted for using the purchase method of accounting and resulted in acquired customer contracts of approximately $527,000 and excess of cost over net assets acquired of approximately $49,000.

  CIVS, Inc. ("CIVS")

     Effective June 1, 1997, the Company acquired all of the outstanding shares of CIVS of Rockville, Maryland, a leading national provider of credentialing services to hospitals and managed care organizations for approximately $3.5 million in cash and 129,166 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $3.1 million, acquired products of approximately $415,000 and excess of cost over net assets acquired of approximately $1.1 million. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of CIVS's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be paid in cash and added to excess of cost over net assets acquired and amortized prospectively.

  CareData Reports, Inc. ("CareData")

     Effective August 1, 1997, the Company acquired all of the outstanding shares of CareData of New York, New York, which performs surveys and creates reports analyzing consumer satisfaction with more than 150 aspects of managed health care plans and ranks specific health plans accordingly. CareData's products are used by managed care plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products. The Company purchased CareData for approximately $4.1 million in cash and 14,516 shares of Medirisk common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $975,000, acquired products of approximately $200,000, and excess of cost over net assets acquired of approximately $2.9 million. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of CareData's operating income over a predetermined amount through 1999. In April 1998, the Company paid $3.0 million as contingent consideration and increased the excess of cost over net assets acquired by a like amount. Additional payments could be significant. Contingent consideration ultimately paid will be paid in cash and added to excess of cost over net assets acquired and amortized prospectively.

  Medsource, Inc. ("Medsource")

     In November 1997, the Company acquired all of the outstanding shares of Medsource of St. Paul, Minnesota, which licenses databases of physician information for use in recruiting physicians, developing health care networks, and marketing hospitals. The Company purchased Medsource for $250,000 in cash and the assumption of net liabilities of $805,000. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $300,000, acquired products of approximately $125,000 and excess of cost over net assets acquired of approximately $755,000. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of Medsource's operating income over a predetermined amount through 1999. These payments could be significant. Contingent consideration ultimately paid will be paid in cash and added to excess of cost over net assets acquired and amortized prospectively.

1996 ACQUISITIONS

  Formations in HealthCare, Inc. ("Formations")

     In January 1996, the Company acquired all of the outstanding shares of Formations of Chicago, Illinois for approximately $1,475,000 in cash, 99,466 shares of the Company's common stock and options to purchase 28,947 shares of the Company's common stock at an exercise price of $0.64 per share. Formations provides clinical performance products that allow customers to measure outcomes across a range of care within a variety of medical specialties. These products also enable both payors and providers to measure clinical outcomes and apply that information to attract and retain managed care arrangements and to improve quality of clinical care. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $1.0 million, acquired products of approximately $170,000, and excess of cost over net assets acquired of approximately $422,000.

  PracticeMatch, Inc. ("PracticeMatch")

     In March 1996, the Company acquired all of the outstanding shares of PracticeMatch of St. Louis, Missouri for approximately $5.5 million in cash and $1.1 million in promissory notes and assumed net liabilities of $1.9 million. PracticeMatch offers a database containing detailed information concerning physicians who are candidates for new practice affiliations. The Company licenses its physician database products to assist customers in cost-effective in-house recruiting of physicians. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $5.1 million, acquired products of approximately $350,000, and excess of cost over net assets acquired of approximately $2.9 million.

INTEGRATION COSTS

     The Company incurred approximately $1.9 million and $200,000 of integration costs related to the 1998 and 1997 acquisitions for the years ended December 31, 1998 and 1997, respectively; integration costs include amounts incurred for such activities as cross-training, product integration and marketing. Included in integration costs for the year ended December 31, 1998 are approximately $535,000 of internal expense allocations which may recur in other expense categories in the future.

PRO FORMA RESULTS

     Unaudited pro forma results of operations as if the above acquisitions had been acquired January 1, 1997 are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------   ----------
Revenues....................................................  $31,384,000   33,542,000
                                                              ===========   ==========
Net loss....................................................   (3,537,000)    (802,000)
                                                              ===========   ==========
Net loss per share..........................................  $     (0.56)       (0.18)
                                                              ===========   ==========

     The pro forma results include the historical accounts of the Company and the acquired entities adjusted to reflect the effects of the depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the assets acquired, additional interest expense related to notes payable issued in connection with the acquisitions, the reversal of the nonrecurring acquired in-process research and development costs recorded in connection with the acquisitions, and the reversal of an extraordinary item reported in 1997. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired entities been combined in 1998 and 1997, nor are they necessarily indicative of future operations.

(3) PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998        1997
                                                              ----------   ---------
Furniture and fixtures......................................  $  653,527     354,744
Computer and office equipment...............................   4,050,612   2,523,240
Leasehold improvements......................................     247,013     205,482
                                                              ----------   ---------
                                                              $4,951,152   3,083,466
                                                              ==========   =========

     Included in property and equipment is equipment under capital lease arrangements with a cost of $967,929 and $967,929 and accumulated amortization of $843,900 and $671,563 at December 31, 1998 and 1997, respectively.

     Amortization of equipment held under capital lease arrangements is included in depreciation expense.

(4) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt and obligations under capital leases are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Obligations under capital leases, due in monthly
  installments expiring at various dates through February
  2001, at varying interest rates, secured by property and
  equipment (note 6(a)).....................................  $74,874   214,631
Other debt assumed in an acquisition with varying interest
  rates and maturity dates..................................    3,297   119,113
                                                              -------   -------
                                                               78,171   333,744
Less current installments...................................   62,057   168,493
                                                              -------   -------
          Total long-term debt and obligations under capital
            leases, excluding current installments..........  $16,114   165,251
                                                              =======   =======

     Future minimum debt payments and obligations under capital leases are as follows:

                 YEARS ENDING DECEMBER 31,
                 -------------------------
1999........................................................  $62,057
2000........................................................   14,172
2001........................................................    1,942
                                                              -------
                                                              $78,171
                                                              =======

     Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

     On June 29, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a commercial bank that amended the Company's existing revolving line of credit agreement. The Amended Credit Agreement increases the maximum borrowing available under the revolving line of credit from $10 million to $25 million, extends the maturity date from March 28, 1999 to July 15, 2000 and reduces the interest rate applicable to borrowings made under the revolving line of credit from a range of LIBOR plus 1.65% to 2.25% to a range of LIBOR plus 1.50% to 2.10%. The interest rate varies depending upon certain elections made by the Company and certain financial ratio positions as defined in the Amended Credit Agreement. Interest on borrowings is payable monthly and principal is due at expiration of the Amended Credit Agreement, July 15, 2000. Borrowings under the Amended Credit Agreement are subject to certain customary financial covenants and dividend restrictions and are secured by substantially all of the Company's assets. An annual commitment fee of 0.4% of the unused portion of the revolving line of credit is payable monthly under the terms of the Amended Credit Agreement. Total line of credit borrowings during 1998, all made prior to the Company's June 1998 Stock Offering, were $9,794,929, all of which were repaid with the June 1998 Stock Offering proceeds. As of December 31, 1998, the company had $25 million of borrowing availability remaining under its Amended Credit Agreement.

(5) HEALTHPLAN SERVICES SECURITIES PURCHASE AGREEMENT (SEE NOTE 8(H))

     On January 8, 1996, for the purpose of financing the Company's ongoing acquisition program and working capital needs, the Company and HealthPlan Services Corporation ("HPSC") entered into a Securities Purchase Agreement (the "Agreement"). Under the Agreement, HPSC purchased 280,623 shares of the Company's Series B convertible preferred stock for $2,000,000 (see note 8) and agreed to purchase up to $10,000,000 in original principal amount of senior subordinated notes. In addition, HPSC would be issued warrants to purchase up to 432,101 shares of the Company's common stock for $.015 per share, based upon the amount of senior subordinated debt purchased.

     On March 13, 1996, the Company sold a $6,900,000 senior subordinated note to HPSC. The note bore interest at 10% payable quarterly. Warrants to purchase 298,150 (note 8(f)) shares of the Company's common stock were issued to HPSC in connection with issuance of this note. The proceeds received were allocated to the notes and the warrants based on their relative fair values resulting in a discount of $573,111 on the note, which was being amortized over the life of the note.

     On January 31, 1997, the Company consummated an initial public offering (see note 8(h)). As a result, the Agreement was terminated and the $6,900,000 note payable to HPSC was repaid. The Company recorded an $806,146 charge for early extinguishment of debt relating to the unamortized note discount and related deferred financing costs.

(6) COMMITMENTS

  (a) Leases

     The Company has entered into noncancelable capital and operating lease agreements for office space, furniture and fixtures, and computer and office equipment. Future minimum payments under all such noncancelable capital and operating leases as of December 31, 1998 are as follows:

                                                                           CAPITAL
YEAR ENDING DECEMBER 31,                                      OPERATING    (NOTE 4)
------------------------                                      ----------   --------
1999........................................................  $1,108,955    72,657
2000........................................................     988,665    12,961
2001........................................................     469,463     2,142
2002........................................................      24,150        --
                                                              ----------   -------
          Total minimum lease payments......................  $2,591,233    87,760
                                                              ==========
Less amount representing interest and sales taxes...........                12,886
                                                                           -------
          Present value of net minimum capital lease
            payments........................................               $74,874
                                                                           =======

     Rental expense for noncancelable operating leases was $1,190,639, $661,302, and $412,407 for the years ended December 31, 1998, 1997, and 1996, respectively.

  (b) Employment Agreement

     The Company has entered into Employment Agreements (the "Employment Agreements") with three senior officers of the Company. The Employment Agreements provide for a base salary subject to annual increases at the discretion of the compensation committee, annual performance bonuses based upon attaining certain goals established by the compensation committee, minimum annual stock option grants and certain severance benefits in the event of termination. The Employment Agreements expire during 2001 and are automatically renewable for one-year terms thereafter.

  (c) Employee Benefit Plan

     The Company maintains a 401(k) plan (the "Plan") for the benefit of all eligible employees. The Plan provides for employer matching contributions at the discretion of the Company's management. In July 1998, the Company began matching 25% of each employee's contributions, up to 4% of the employee's annual compensation. The Company's matching contributions are subject to a five-year vesting schedule. During 1998, the Company contributed $59,544 to the Plan.

  (d) Legal Matters

     The Company and certain of its officers and directors are named as defendants in three purported securities class action lawsuits filed in the United States District Court for the Northern District of Georgia: Richard Sturm
v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-1922), John T. Gallagher v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2099), and Frederick T. Casiello v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2100). The Sturm action was filed on July 8, 1998. The Gallagher and Casiello actions were each filed on July 24, 1998. These lawsuits have been consolidated under the style In re Medirisk, Inc. Securities Litigation. Plaintiffs served their consolidated and amended complaint on January 13, 1999. The Company moved to dismiss this complaint on March 12, 1999. The consolidated and amended complaint alleges that the Company violated federal securities laws by making certain forward-looking statements and by failing to disclose in its public statements and/or the Prospectus for its June 1998 common stock offering certain alleged adverse trends respecting its Market Performance and Physician Credentialing Products. The consolidated and amended complaint asserts claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims under Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek compensatory damages, rescission or rescissory damages, and reimbursement of their attorneys' fees and costs.

     Because of the uncertainty of the litigation process, the Company cannot predict the outcome of these cases and, therefore, it is possible that their outcome could have a material adverse effect on the Company. The Company believes that plaintiffs' claims have no merit and intends to defend these cases vigorously.

     The Company is also involved in other legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(7) INCOME TAXES

     Because of operating losses, net operating loss carryforwards, and other factors, the Company has not provided any income tax expense for the year ended December 31, 1996. A reconciliation of the expected income tax (benefit) expense (based on a U.S. Federal statutory tax rate of 34%) to the actual income taxes is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      1998          1997         1996
                                                   -----------   ----------   -----------
Computed "expected" tax benefit..................  $(3,244,915)  $ (363,433)  $(2,458,464)
In-process research and development costs
  expensed for financial accounting purposes, not
  deductible for tax purposes....................    3,945,020    1,706,250            --
Utilization of net operating loss
  carryforwards..................................     (328,419)    (429,000)           --
State income taxes, net of Federal income tax
  benefit........................................      294,117      (93,753)     (361,539)
Increase (decrease) in the valuation allowance
  for deferred income taxes, excluding benefit of
  operating loss carryforward....................           --     (139,217)    2,774,215
Other............................................     (115,803)      26,153        45,788
                                                   -----------   ----------   -----------
Actual income taxes..............................  $   550,000   $  707,000   $        --
                                                   ===========   ==========   ===========

     The tax effects of temporary differences and carryforwards which give rise to deferred income tax assets are presented below:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998           1997
                                                             ----------     ----------
Deferred income tax assets:
  Acquired in-process research and development costs.......  $2,045,569     $2,116,682
  Net operating loss carryforwards.........................   1,374,735        737,990
  Deferred revenue.........................................      85,386         99,510
  Property and equipment depreciation differences..........     209,998        182,845
  Cash to accrual adjustment...............................     546,033             --
  Financial statement amortization in excess of tax........     691,825
  Other....................................................     260,846        392,685
                                                             ----------     ----------
          Total gross deferred income tax assets...........   5,214,392      3,529,712
  Less valuation allowance.................................   2,631,382      2,540,121
                                                             ----------     ----------
          Deferred income tax assets, net of valuation
            allowance......................................   2,583,010        989,591
                                                             ----------     ----------

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998           1997
                                                             ----------     ----------
Deferred income tax liabilities:
  Intangible assets........................................   1,000,000        462,186
  Capitalized software costs...............................   1,583,010        527,405
                                                             ----------     ----------
     Deferred income tax liabilities.......................   2,583,010        989,591
                                                             ----------     ----------
     Net deferred income tax asset and liability...........  $       --     $       --
                                                             ==========     ==========

     The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was an increase (decrease) of $91,261 and $(568,217), respectively.

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

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $3,100,000, which expire beginning in 2006 through 2012. Under Internal Revenue Code Section 382, approximately $1,370,000 of the Company's net operating loss carryforwards are limited to approximately $630,000 per year as a result of the Company's 1998 acquisitions.

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

     The holders of the Company's Series A CPS were entitled to dividends on a cumulative basis at 8% which began on April 5, 1994. The holders of the Company's Series B convertible preferred stock (Series B "CPS") were entitled to dividends on a cumulative basis at 8% beginning on January 8, 1997. As a result of the Company's initial public offering in January 1997, the Series A CPS and Series B CPS were converted into 1,021,809 shares of common stock. The Series A CPS and Series B CPS were convertible at the option of the holder at any time into common stock of the Company at a ratio of 0.6496 share for one share, subject to adjustment in certain circumstances, and the holders of the Series A CPS and Series B CPS carried voting power equivalent to the number of common shares into which their preferred shares could be converted. Furthermore, the Company was restricted from paying dividends on the Company's common stock until all unpaid dividends on the Series A CPS and Series B CPS were paid. In no event could the Series A CPS and Series B CPS dividends be paid until payment in full of the senior subordinated note payable.

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

  (c) Stock Options

     Effective October 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "1996 Plan"), under which 580,645 shares of common stock have been reserved for issuance. Effective February 1998, the Board of Directors adopted the 1998 Long-Term Incentive Plan (the "1998 Plan"), under which 500,000 shares of common stock have been reserved for issuance.

     Options granted under the 1996 and 1998 Plans may be incentive stock options or nonqualified stock options, as determined by the Board of Directors at the time of grant. Incentive stock options are granted at a price not less than the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Board of Directors on the grant date. Option vesting terms are established by the Board of Directors at the time of grant, presently five years. The expiration date of options granted under the 1996 and 1998 Plans is determined at the time of grant and may not exceed ten years from the date of the grant. The 1996 and 1998 Plans also permit the granting of certain stock incentives including restricted stock awards, stock appreciation rights, and performance awards.

     Effective October 1996, the Board of Directors adopted the Medirisk, Inc. Non-Management Directors' Stock Option Plan (the "Director Plan"), under which 100,000 common shares have been reserved for issuance. Under the terms of the Director Plan, Directors receive a specified number of options for each year that they serve as a member of the Board of Directors. Options must be granted with exercise prices equal to the fair market value of the stock on the grant date. Options granted vest over three years and expire ten years from the date of grant.

     The following table summarizes option activity under all option plans for the years ended December 31, 1998, 1997, and 1996:

                                                                        EXERCISE PRICE
                                                              SHARES       PER SHARE
                                                              -------   ---------------
Options outstanding at December 31, 1995....................  217,520   $0.30 - 0.64143
Granted.....................................................  176,731           0.64143
Exercised...................................................  (11,693)   0.30 - 0.64143
Canceled....................................................  (63,630)   0.30 - 0.64143
                                                              -------
Options outstanding at December 31, 1996....................  318,928    0.30 - 0.64143
Granted.....................................................  335,877     7.625 - 11.00
Exercised...................................................  (20,243)     0.30 - 7.625
Canceled....................................................  (60,240)     0.30 - 7.625
                                                              -------
Options outstanding at December 31, 1997....................  574,322      0.30 - 11.00
Granted.....................................................  569,905    2.3125 - 24.50
Exercised...................................................  (51,941)   0.30 - 0.64143
Canceled....................................................  (94,269)   0.30 - 22.4375
                                                              -------
Options outstanding at December 31, 1998....................  998,017   $  0.30 - 24.50
                                                              =======   ===============
Options exercisable at December 31, 1998....................  225,816   $  0.30 - 11.00
                                                              =======   ===============

     The following table summarizes information about options outstanding and exercisable at December 31, 1998:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   ---------------------------------------------   -------------------------------
                       NUMBER          WEIGHTED-       WEIGHTED-       NUMBER
                   OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT     WEIGHTED-
    RANGE OF        DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,       AVERAGE
EXERCISE PRICES         1998        CONTRACTUAL LIFE     PRICE          1998        EXERCISE PRICE
----------------   --------------   ----------------   ---------   --------------   --------------
$0.30 -  5.00...      673,487           96 months      $ 1.77344      163,307         $ 0.40240
 5.00 - 10.00...       58,464          108 months        7.55556       11,692           7.55555
10.00 - 15.00...      198,586          108 months       10.66198       50,817          10.72954
20.00 - 25.00...       67,480          120 months       22.03245           --                --
                      -------          ----------      ---------      -------         ---------
                      998,017          108 months      $ 5.25060      225,816         $ 3.09676
                      =======          ==========      =========      =======         =========

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

                                                     1998          1997          1996
                                                 ------------   -----------   -----------
Net loss.......................................  $(11,111,388)  $(3,062,437)  $(7,440,910)
Loss per share.................................         (1.82)        (0.78)        (4.84)

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, and the options generally have a five-year vesting period, the pro forma effect will not be fully reflected until 1999.

     The per share weighted-average fair values of stock options granted during 1998 and 1997 were $4.49 and $7.02, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               1998      1997      1996
                                                              -------   -------   -------
Expected volatility.........................................   112%       66%       0%
Expected dividend yield.....................................   None      None      None
Risk-free interest rate.....................................    5%        6%        6%
Expected life of options....................................  6 years   7 years   7 years

  (d) Stockholders' Agreement (see note 8(h))

     The Company was party to a Stockholders' Agreement (the "Stockholders' Agreement") among all preferred and common stockholders of the Company which included restrictions and requirements, certain of which are disclosed below. The Stockholders' Agreement established the composition of the Company's Board of Directors and provided for restrictions on the transfer of the Company's shares. Additionally, the Stockholders' Agreement provided for a one-time dividend to Series A CPS holders equivalent to 4% of the original purchase price of the Series A CPS. The dividend was cumulative and accrued from April 5, 1993 to April 5, 1994. In no event could the Series A CPS one-time dividend be paid until payment in full of the senior subordinated note payable.

     The Company was required to reserve at all times common shares sufficient to satisfy the exercise of all outstanding stock options and warrants and to satisfy the conversion of all Series A CPS and Series B CPS.

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

  (f) Warrants

     In 1993, the Company obtained $300,000 in financing through the issuance of 6% convertible unsecured promissory notes with attached warrants to acquire the Company's common stock. Because the exercise price of the attached warrants exceeded the fair value of the common stock, the Company allocated the $300,000 of proceeds to notes payable. The notes were convertible into the Company's Series A CPS at a conversion price of $1.00 per share. In 1994, the notes payable of $300,000 and accrued interest of $18,000 were converted into 318,000 shares of the Company's Series A CPS. The common stock purchase warrants gave the holders the right to acquire 194,880 shares of the Company's common stock at an exercise price of $1.54 per share. The common stock purchase warrants were exercised during 1998.

     Also, as discussed in note 5, in March 1996, the Company issued to HPSC warrants to purchase 298,150 shares of the Company's common stock at an exercise price of $0.015 per share. The common stock purchase warrants were exercised on February 14, 1998.

  (g) Common Stock Reverse Split

     In December 1996, the Company's Board of Directors approved an amendment to its certificate of incorporation which effected a 0.6496-for-one reverse stock split. All references to common stock, stock options and warrants in these consolidated financial statements have been adjusted to reflect this amendment as if it had occurred prior to December 31, 1995.

  (h) Public Offerings

     On January 31, 1997, the Company sold 2.3 million shares of Common Stock in an initial public offering in which it received approximately $22.6 million, net of offering expenses of approximately $750,000. As a result of the consummation of the offering, the Series A CPS and Series B CPS were converted into 1,021,809 shares of common stock of the Company, the HPSC Agreement was terminated, and the Stockholders' Agreement was terminated. In addition, all of the Company's dividends payable and debt, excluding obligations under capital leases, were repaid.

     In June 1998, the Company completed a stock offering of 2,250,000 shares of Common Stock in which it received approximately $40.5 million, net of offering expenses of approximately $600,000.

  (i) Shareholder Protection Rights Agreement

     On July 29, 1998, the Board of Directors adopted a Shareholder Protection Rights Agreement, pursuant to which they granted one purchase right (a "Right") for each outstanding share of common stock.

     Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001, at a price of $40.00 (the "Exercise Price"). The Rights are not exercisable unless a person or group has acquired beneficial ownership or has commenced a tender or exchange offer which would result in the beneficial ownership of 15% or more of the Company's outstanding common shares. In such an event, Rights held by the acquiring person or group will automatically become void and each other Right will automatically become a right to buy, for the Exercise Price, that number of common shares having a market value of twice the Exercise Price. The Rights may have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors of the Company. The Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. At any time prior to a person or group obtaining 15% or more of the Company's common shares, the Board of Directors may amend the Rights in any respect, including termination of the Rights.

  (j) Series 1998-A Preferred Stock

     In March 1998, in connection with the acquisition of Healthdemographics, the Company's Board of Directors designated 5,000 shares of the Company's preferred stock, par value $0.001, as Series 1998-A Preferred Stock. Holders of Series 1998-A Preferred Stock are entitled to receive cash dividends before any dividends are paid to holders of the Company's common stock or any other securities ranking junior to the Series 1998-A Preferred Stock at the rate of 5% per annum of the initial liquidation preference per share of the Series 1998-A Preferred Stock ($10,000). Dividends on the Series 1998-A Preferred Stock accrue from the date shares are issued and are payable annually on December 31 of each year.

     Upon any liquidation, dissolution and winding up of the Company, holders of Series 1998-A Preferred Stock will be entitled to receive, from the assets of the Company available for distribution to stockholders of the Company, an amount equal to $10,000 per share plus any accrued and unpaid dividends on the Series 1998-A Preferred Stock (the "Liquidation Preference") before any distribution is made to holders of common stock or any other class of stock ranking junior.

     Each share of Series 1998-A Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which such share of Series 1998-A Preferred Stock is then convertible.

     Beginning on the fifth anniversary of any issue date of shares of Series 1998-A Preferred Stock, the Company may, at its election, redeem all of the shares of Series 1998-A Preferred Stock that were issued on such issue date and that remain outstanding. Effective as of the twentieth anniversary of each issue date of shares of Series 1998-A Preferred Stock, the Company is required to redeem all of the shares of Series 1998-A Preferred Stock that were issued on such issue date that remain outstanding. Upon any redemption of the Series 1998-A Preferred Stock, the Company will pay in cash the Liquidation Preference in effect on the date established for redemption, and dividends shall cease to accrue on that date. The Company will not establish any retirement or sinking fund for the redemption of the Series 1998-A Preferred Stock.

     Each share of Series 1998-A Preferred Stock is subject to automatic conversion into common stock if, at any time after issuance, a share of common stock equals or exceeds $22.61 (the "Conversion Price"). In such event, each share of Series 1998-A Preferred Stock will automatically be converted into a number of shares of common stock that results from dividing the Liquidation Preference in effect at the time by the Conversion Price.

     As of December 31, 1998, no shares of Series 1998-A Preferred Stock had been issued or were outstanding.

  (k) Employee Stock Purchase Plan

     In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "ESPP") and has reserved 200,000 shares of the Company's common stock for future issuance under the ESPP. Under the ESPP, shares of the Company's common stock may be purchased at three-month intervals at 85% of the lower of the fair market value on the first or the last day of each three-month period. All Company employees are eligible and may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1998, employees contributed $72,426 to the ESPP, the amount of which was used to purchase 32,478 shares of the Company's Common Stock on January 15, 1999. At December 31, 1998, 167,522 shares were reserved for future issuance.

  (l) Stock Repurchase Plan

     On September 14, 1998, the Board of Directors approved a Stock Repurchase Plan (the "Repurchase Plan") pursuant to which the Company is authorized to repurchase up to 720,000 shares of the Company's common stock at market prices. The Repurchase Plan was effective October 7, 1998. No shares had been repurchased under the Repurchase Plan as of December 31, 1998.

(9) MAJOR CUSTOMERS

     For the years ended December 31, 1998, 1997, and 1996, one customer accounted for approximately 7%, 16%, and 15%, respectively, of total revenues.

(10) NOTES RECEIVABLE FROM OFFICER

     In June 1996, the Company loaned $112,500 to an officer of the Company in the form of an unsecured promissory note. The note is to be repaid in five equal annual installments of $22,500 each, due and payable on the first through fifth anniversaries of the date of the note. Interest accrues at a rate of 8.25% per annum and is due and payable by the officer on the date each principal payment is due. The annual installments of $22,500 were paid in 1997 and 1998.

     In July 1998, the Company loaned $75,000 to an officer of the Company in the form of an unsecured promissory note. Interest accrues at 8.5% per annum and is due, together with the principal balance, on August 2, 1999.

     In August 1998, the Company loaned $350,000 to an officer of the Company in the form of an unsecured promissory note. Interest accrues at 7.5% per annum and is due, together with the principal balance, on July 30, 1999.

(11) SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different products and services. Medirisk provides its services and products through its Market Performance, Clinical Performance, and Physician Credentials segments. Medirisk's Market Performance segment provides customers with comprehensive proprietary data and decision support tools for use in analyzing physician fees, health care utilization patterns and member satisfaction with managed care plans in the United States. Medirisk's Clinical Performance segment enables customers to measure clinical outcomes across a full range of care within a variety of medical specialties. Medirisk's Physician Credentials segment provides database products, software and outsourced services designed to enable its customers to access detailed information concerning the background and credentials of physicians in the United States.

     Medirisk evaluates each segment's performance based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, or acquired in-process research and development costs and integration costs).

                                                            1998           1997          1996
                                                        ------------   ------------   -----------
Revenue:
  Market Performance..................................  $ 12,214,263      6,237,721     3,978,832
  Clinical Performance................................     4,514,825      3,297,707     1,738,855
  Physician Credentials...............................    10,474,942      7,213,411     3,186,446
                                                        ------------   ------------   -----------
                                                        $ 27,204,030   $ 16,748,839   $ 8,904,133
                                                        ------------   ------------   -----------
Operating profit (loss)(1):
  Market Performance..................................  $  7,012,347   $  3,407,711   $  (484,419)
  Clinical Performance................................       413,311      1,278,501       (38,910)
  Physician Credentials...............................     2,618,848      2,805,269     1,020,016
  Corporate(2)........................................    (3,852,605     (3,026,196)           --
                                                        ------------   ------------   -----------
                                                        $  6,191,901   $  4,465,285   $   496,687
                                                        ------------   ------------   -----------
Depreciation and Amortization:
  Market Performance..................................  $    394,422   $    251,214   $   203,848
  Clinical Performance................................       372,101        206,191        78,339
  Physician Credentials...............................       464,555        265,174       122,787
  Corporate...........................................     1,583,733        581,576       381,875
                                                        ------------   ------------   -----------
                                                        $  2,814,811   $  1,304,155   $   786,849
                                                        ------------   ------------   -----------
Reconciling items.....................................  $(12,920,956)  $ (4,230,052)  $(6,940,615)
Loss before income taxes and extraordinary item.......  $ (9,543,866)  $ (1,068,922)  $(7,230,777)
                                                        ============   ============   ===========
Assets:
  Market Performance..................................  $  8,792,899   $  3,112,411   $ 2,635,463
  Clinical Performance................................     3,035,574      2,488,172       709,334
  Physician Credentials...............................     3,464,550      2,653,117       433,189
  Corporate...........................................    43,826,866     12,404,566     4,677,975
                                                        ------------   ------------   -----------
                                                        $ 59,119,889   $ 20,658,266   $ 8,455,961
                                                        ============   ============   ===========

---------------

(1) Excludes depreciation costs, amortization costs, acquired in-process research and development costs, integration costs and acquisition-related costs.
(2) In 1996 Corporate costs were included under the Market Performance segment.

                                                                     SCHEDULE II

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Medirisk, Inc.

Under date of February 5, 1999, we reported on the consolidated balance sheets of Medirisk, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Atlanta, Georgia
February 5, 1999

                        MEDIRISK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                                   -----------------------------
                                      BALANCE AT                      CHARGES TO
                                      BEGINNING      CHARGES TO       COSTS AND       NET        BALANCE AT
            DESCRIPTION               OF PERIOD    OTHER ACCOUNTS      EXPENSES    DEDUCTIONS   END OF PERIOD
            -----------               ----------   --------------     ----------   ----------   -------------
December 31, 1996
  Allowance for doubtful accounts...        --        $ 47,439(1)      $ 50,000           --      $ 97,439
December 31, 1997
  Allowance for doubtful accounts...   $97,439         150,000(1)        92,000     $191,882       147,557
December 31, 1998
  Allowance for doubtful accounts...   147,557         324,665(1)       213,760      219,732       466,250

---------------

(1) Represents beginning balance in allowance for doubtful accounts of acquired companies.