Form 10-Q
period 1999-03-31
MEDIRISK INC
filed 1999-05-14
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 1999.

                                       Or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934.
         For the transition period from _____________ to ______________.


                        Commission file number 000-27056

                                 Medirisk, Inc.
             (Exact name of registrant as specified in its charter)

                         Delaware                                                  58-2256400
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

Two Piedmont Center, Suite 400, 3565 Piedmont Rd.,  Atlanta, Georgia                  30305
-----------------------------------------------------------------------------------------------------------
         (Address of principal executive office)                                    (Zip code)


Registrant's Telephone Number Including Area Code:         (404) 364-6700
                                                  ------------------------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---
         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value as, of May 14, 1999 was 7,427,979.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands)

                                                                                (UNAUDITED)
                                                                                  3/31/99      12/31/98
                                                                                -----------    ---------
CURRENT ASSETS
    Cash and cash equivalents                                                     $13,968      $21,365
    Accounts receivable, less allowance for
        doubtful accounts of $474 and $466 at March 31, 1999
        and December 31, 1998, respectively                                         9,292        8,009
    Prepaid expenses                                                                1,368        1,181
    Notes receivable from stockholders                                                198          448
    Other current assets                                                              252          399
                                                                                  -------      -------
        Total current assets                                                       25,078       31,402
                                                                                  -------      -------

Property and equipment                                                              5,732        4,951
    Less accumulated depreciation and amortization                                  2,685        2,377
                                                                                  -------      -------
        Property and equipment, net                                                 3,047        2,574
                                                                                  -------      -------

Excess of cost over net assets of businesses acquired, less accumulated amortization of $2,086 and $1,689 at March 31, 1999 and
    December 31, 1998, respectively                                                28,078       17,761
Other intangible assets, less accumulated amortization of $1,108 and $922 at
    March 31, 1999 and December 31, 1998, respectively                              6,552        4,337
Software development costs, less accumulated amortization of $420
    and $363 at March 31, 1999 and December 31, 1998, respectively                  3,196        2,437
Notes receivable from stockholders, excluding current portion                          45           45
Other assets                                                                          722          564
                                                                                  -------      -------
        Total other assets                                                         38,593       25,144
                                                                                  -------      -------

        Total assets                                                              $66,718      $59,120
                                                                                  =======      =======


     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands)

                                                                                     (UNAUDITED)
                                                                                       3/31/99       12/31/98
                                                                                     -----------     ---------
CURRENT LIABILITIES
    Current installments of long-term debt and obligations
        under capital leases                                                          $     30       $     62
    Accounts payable                                                                       864            277
    Accrued expenses                                                                     1,389          1,117
    Accrued contingent consideration
        relating to acquired business                                                    5,402             --
    Income taxes payable                                                                 1,304          1,297
    Deferred revenue                                                                     3,164          2,703
                                                                                      --------       --------
        Total current liabilities                                                       12,153          5,456

Long-term debt and obligations under capital leases,
    excluding current installments                                                          15             16
                                                                                      --------       --------
        Total liabilities                                                               12,168          5,472

Series 1998-A preferred stock, $.001 par value, redeemable; 5 shares
    authorized and designated; none issued or outstanding                                   --             --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 795 shares authorized;
        none issued or outstanding                                                          --             --
    Series A junior participating preferred stock, $.001 par value; 200 shares
        authorized and designated; none issued or outstanding                               --             --
    Common stock - $.001 par value; 20,000 shares authorized;
        7,404 and 7,345 shares issued and outstanding at
        March 31, 1999 and December 31, 1998, respectively                                   7              7
    Additional paid-in capital                                                          76,332         76,114
    Accumulated deficit                                                                (21,789)       (22,473)
                                                                                      --------       --------
        Total stockholders' equity                                                      54,550         53,648
                                                                                      --------       --------
        Total liabilities and stockholders' equity                                    $ 66,718       $ 59,120
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

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)

                                                                          THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                          ---------------
                                                                        1999          1998
                                                                      -------       -------
Revenue                                                               $ 8,078       $ 5,176
Salaries, wages and benefits                                            3,857         2,574
Other operating expenses                                                2,366         1,522
Depreciation and amortization                                           1,002           427
Acquired in-process research and development costs,
    integration costs and acquisition-related costs                        --         4,815
                                                                      -------       -------

        Operating income (loss)                                           853        (4,162)

Interest income, net                                                      273            36
                                                                      -------       -------

Income (loss) before income taxes                                       1,126        (4,126)

Income tax expense                                                       (442)           --
                                                                      -------       -------

Net income (loss)                                                     $   684       $(4,126)
                                                                      =======       =======

Net income (loss) per share of common stock - basic and diluted:
                                                                      $  0.09       $ (0.92)
                                                                      =======       =======

Weighted average number of common shares outstanding:
    Basic                                                               7,391         4,495
                                                                      =======       =======
    Diluted                                                             7,816         4,495
                                                                      =======       =======

     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                                ---------------
                                                                              1999           1998
                                                                            --------       --------
Cash flows from operating activities:
    Net income (loss)                                                       $    684       $ (4,126)
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Acquired in-process research and development costs                        --          4,750
        Depreciation and amortization                                          1,002            427
        Increase in:
            Accounts receivable                                               (1,283)          (873)
            Other assets                                                         (52)          (771)
        Increase (decrease) in:
            Accounts payable                                                     587            (78)
            Accrued expenses and other liabilities                              (196)          (318)
            Deferred revenue                                                     358            131
                                                                            --------       --------
                Net cash provided by (used in) operating activities            1,100           (858)
                                                                            --------       --------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                           (7,289)        (2,689)
    Purchases of property and equipment                                         (626)          (505)
    Additions to software development costs                                     (871)          (396)
    Repayment of note receivable from stockholder                                250             --
                                                                            --------       --------
                Net cash used in investing activities                         (8,536)        (3,590)
                                                                            --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                        72              5
    Proceeds from draw on revolving credit facility                               --          2,375
    Payments on long-term debt and obligations under capital leases              (33)          (168)
                                                                            --------       --------
                Net cash provided by financing activities                         39          2,212
                                                                            --------       --------

                Net decrease in cash and cash equivalents                   $ (7,397)      $ (2,236)
                                                                            ========       ========
Cash and cash equivalents at beginning of period                              21,365          3,516
                                                                            --------       --------

Cash and cash equivalents at end of period                                  $ 13,968       $  1,280
                                                                            ========       ========

Supplemental disclosure of non-cash activities:
    Accrual of contingent consideration                                     $  5,402       $  2,975
                                                                            ========       ========
    Issuance of restricted stock awards                                     $    145       $     --
                                                                            ========       ========

Acquisitions of businesses:
    Fair value of assets acquired                                           $  4,867       $  2,284
    Acquired in-process research and development costs                            --          4,750
    Fair value of liabilities assumed                                           (578)        (1,238)
    Common stock issued                                                           --         (3,099)
    Contingent consideration paid                                              3,000             --
                                                                            --------       --------
                Total cash paid for acquisitions                               7,289          2,697
    Cash acquired                                                                 --             (8)
                                                                            --------       --------
                Net cash paid for acquisitions                              $  7,289       $  2,689
                                                                            ========       ========

     See accompanying notes to consolidated condensed financial statements.

                         MEDIRISK, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL:

         The consolidated condensed financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. ("Medirisk" or the "Company") for the year ended December 31, 1998.


2.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK:

         Basic net income (loss) per share of Common Stock is based on the weighted-average number of shares of Common Stock outstanding. Diluted net income (loss) per share of Common Stock is based on the weighted-average number of shares of Common Stock outstanding and dilutive potential shares, such as dilutive stock options.

3.       LINE OF CREDIT:

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is available to fund working capital needs as well as new product development and acquisitions. As of March 31, 1999, the Company had $25 million of borrowing availability under the NationsBank Revolver.

4.       FOLLOW-ON OFFERING:

         In June 1998, the Company completed a follow-on offering of 2,250,000 shares of Common Stock. As a result of the offering, the Company received approximately $40.5 million, net of offering costs of approximately $600,000.

5.       ACQUISITIONS:

         Effective March 11, 1999, the Company acquired Patient Care Analyst ("PCA"), an Internet-based product that provides online evaluation of patient-level hospital discharge data and national Medicare discharge data.
PCA was acquired from the Center for Performance Improvement, a subsidiary of the Maryland Hospital Association, for $289,000 in cash. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. PCA will be integrated into the Healthdemographics family of strategic evaluation tools.
The acquisition resulted in excess of cost over net assets acquired of $162,000.

         Effective March 31, 1999, the Company acquired certain assets, including two Internet-based physician credentialing products, of Healthcare Credentials Management Services, Inc. ("HCMS"), a leading Credentials Verification Organization, for $4.0 million in cash. The HCMS assets will be integrated into Sweetwater's family of physician credentials products. The acquisition resulted in excess of cost over net assets acquired of $1.9 million. Potential contingent consideration will be paid by the Company based upon a multiple of HCMS's revenues over a predetermined amount through March 2000. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. Contingent consideration, if any, will be paid in cash.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $5.5 million and $3.0 million was paid in April 1999 and 1998, respectively. In connection with the Healthdemographics acquisition, additional consideration of $3.0 million was paid in March 1999.

6.       SEGMENT REPORTING:

         The Company's reportable segments are designated as Market Performance, Clinical Performance and Physician Credentials. Medirisk's Market Performance products provide customers with comprehensive proprietary data and decision support tools for use in analyzing physician fees, healthcare utilization patterns and member satisfaction with managed care plans in the United States. Medirisk's Clinical Performance products enable customers to measure clinical outcomes across a full range of care within a variety of medical specialties. Medirisk's Physician Credentials segment provides database products, software and outsourced services designed to enable its customers to access detailed information concerning the background and credentials of physicians in the United States.

         Medirisk evaluates each segment's profit (loss) based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, acquired in-process research and development costs and integration and acquisition-related costs).

                                          Three Months Ended     Three Months Ended
(Amounts in thousands)                      March 31, 1999         March 31, 1998
                                          ------------------     ------------------
Revenue:
     Market Performance                             $ 3,752               $ 2,443
     Clinical Performance                             1,062                   708
     Physician Credentials                            3,264                 2,025
                                                    -------               -------
                                                    $ 8,078               $ 5,176
                                                    -------               -------

Segment profit (loss):
     Market Performance                             $ 2,274               $ 1,524
     Clinical Performance                               (12)                   22
     Physician Credentials                              887                   402
     Corporate                                       (1,294)                 (868)
                                                    -------               -------
                                                    $ 1,855               $ 1,080
                                                    -------               -------

Depreciation and Amortization:
     Market Performance                             $    64               $    75
     Clinical Performance                               124                    40
     Physician Credentials                              196                    91
     Corporate                                          618                   221
                                                    -------               -------
                                                    $ 1,002               $   427
                                                    -------               -------

Reconciling items                                   $   273               $(4,779)

Income before income taxes                          $ 1,126               $ 4,126
                                                    =======               =======


Assets:
     Market Performance                             $ 9,482               $ 4,439
     Clinical Performance                             3,878                 3,396
     Physician Credentials                            8,004                 2,973
     Corporate                                       45,354                14,983
                                                    -------               -------
                                                    $66,718               $25,791
                                                    =======               =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Medirisk is a provider of proprietary database products, decision-support software and analytical services concerning the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist the Company's customers in measuring the performance of healthcare payors and providers and forecasting the supply of and demand for healthcare services.

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

ACQUISITIONS

         The acquisition of businesses with complementary products and services continues to broaden the Company's customer base, create additional cross-selling opportunities, increase market share within existing products and give rise to new product extensions and enhancements. The Company completed two acquisitions during the first quarter of 1999 (the "1999 Acquisitions"), summarized as follows:

- In March 1999, Medirisk acquired Patient Care Analyst ("PCA"), an Internet-based product that provides online evaluation of patient-level hospital discharge data and national discharge records for Medicare patients.

- In March 1999, Medirisk acquired certain assets of Healthcare Credentials Management Services, Inc. ("HCMS"), a leading Credentials Verification Organization. Assets acquired from HCMS include Healthcare Credentials Online, an Internet-based product that enables physician credentials to be verified online, and AppSTAT, an Internet-based product that streamlines the physician application process by allowing physicians to electronically maintain a single set of credentials information that can be provided to any managed care organization. The Company also acquired HCMS' outsourced physician credentialing services, which are provided to over 300 managed care clients.

         In connection with the 1999 Acquisitions, the Company acquired intangible assets which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and their adaptability to changing market conditions.

         The Company did not record any integration costs in the first quarter of 1999 but estimates that it will incur integration costs of approximately $750,000 in connection with the 1999 Acquisitions during the remainder of 1999.

         As a result of the Company's acquisitions, including the 1999 Acquisitions, the Company's historical financial statements are not necessarily representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

         The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts that provide for the payment of non-refundable annual fees or quarterly fees. The products and services consist of market performance, clinical performance and physician credentials products.

         The market performance products provide customers with information from the Company's market performance product databases. Revenue from these sales is recognized upon the delivery of the data. The Company also licenses the exclusive right to market the results of its managed care consumer satisfaction surveys. Revenue from the licenses of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the surveys are incurred, and revenue from non-customized data licensing is recognized upon delivery. The clinical performance products revenues relate to the delivery of services and are recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and (ii) credentials reports that validate physicians' education, training and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. Revenue from the licensing of the Company's software products is recognized upon shipment of the software. All other revenue, including fees for training, consulting fees and other miscellaneous services, is recognized upon the completion of the applicable services.

         The Company's three groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the differences in seasonality among the groups of products. Of its total revenue for the three months ended March 31, 1999, the Company derived approximately 46% from market performance products, 14% from clinical performance products and 40% from physician credentials products. Of its total revenue for the year ended December 31, 1998, the Company derived approximately 44% from market performance products, 17% from clinical performance products and 39% from physician credentials products.

         The Company's revenue is composed of both recurring revenue from the Company's current customer base, as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period, divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage has been in excess of 70% for each of the last five years.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                       THREE MONTHS
STATEMENTS OF OPERATIONS:                                             ENDED MARCH 31,
                                                                   --------------------
                                                                   1999            1998
                                                                   ----            ----
Revenue                                                             100%            100%
Salaries, wages and benefits                                         48              50
Other operating expenses                                             29              29
Depreciation and amortization                                        12               8
Acquired in-process research and
    development costs, integration costs and acquisition-
    related costs                                                    --              93
                                                                   ----            ----
    Operating income (loss)                                          11             (80)
Interest income, net                                                  4               1
Income tax expense                                                   (6)             --
                                                                   ----            ----
    Net income (loss)                                                 9%            (79)%
                                                                   ====            ====

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         Revenue. Revenue for the three months ended March 31, 1999 was $8.1 million, an increase of $2.9 million or 56% over the same period in the prior year. The increase was attributable to the three acquisitions made by the Company in 1998 (the "1998 Acquisitions").

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended March 31, 1999 were $3.9 million, an increase of $1.3 million or 50% over the same period in the prior year. The increase was primarily the result of the 1998 Acquisitions. Salaries, wages and benefits as a percentage of revenue decreased to 48% from 50% in the same period in the prior year primarily due to leveraging personnel investments made during 1998.

         Other operating expenses. Other operating expenses for the three months ended March 31, 1999 were $2.4 million, an increase of $800,000 or 55% over the same period in the prior year. This increase is primarily related to costs associated with the 1998 Acquisitions. Other operating expenses as a percentage of revenue were constant at 29% compared to the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 1999 were $1.0 million, an increase of $600,000 or 135% over the same period in the prior year. The increase was primarily the result of the amortization of goodwill and intangible assets acquired in the 1998 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 12% as compared to 8% in the same period in the prior year.

         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs for the three months ended March 31, 1999 were $0 as compared to $4.8 million in the same period in the prior year. The Company did not record any acquired in-process research and development costs for the 1999 acquisitions. Integration costs for the three months ended March 31, 1999 were $0 as compared to $65,000 in the same period in the prior year. The Company anticipates integration costs of approximately $750,000 during the remainder of 1999 related to the 1999 acquisitions.

         Interest income, net. Net interest income for the three months ended March 31, 1999 was $273,000, compared to net interest income of $36,000 for the same period in the prior year. The net proceeds from the Company's follow-on offering remaining in the three months ended March 31, 1999 were substantially larger than the net proceeds from the Company's initial public offering remaining in the same period in the prior year, which resulted in increased net interest income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $12.9 million as of March 31, 1999 as compared to working capital of $25.9 million at December 31, 1998. The decrease was due primarily to the use of working capital for the purchases of PCA and HCMS, the payment of $3.0 million of contingent consideration in connection with the acquisition of Healthdemographics, and the accrual of $5.5 million of additional contingent consideration payable in connection with the acquisition of CareData.

         Net cash provided by operating activities totaled $1.1 million for the three months ended March 31, 1999 as compared to cash used in operating activities of $858,000 for the same period in the prior year. The increase in cash provided by operating activities of $2.0 million was primarily due to increases in accounts payable and net income.

         Net cash used in investing activities was approximately $8.5 million for the three months ended March 31, 1999 as compared to $3.6 million in the same period in the prior year. In the three months ended March 31, 1999, the Company used $4.3 million in cash to fund the acquisitions of PCA and HCMS and $3.0 million of contingent consideration was paid in connection with the acquisition of Healthdemographics. The remaining cash used in investing activities for the three months ended March 31, 1999 funded $626,000 in fixed asset purchases and $871,000 of software development, offset by a $250,000 partial repayment of a note receivable from a stockholder.

         Net cash provided by financing activities was $39,000 for the three months ended March 31, 1999 as compared to $2.2 million for the same period in the prior year. The cash provided by financing activities in 1998 was primarily due to borrowings on the revolving line of credit with NationsBank.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company is required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration of $5.5 and $3.0 million was paid in April 1999 and 1998, respectively. In connection with the Healthdemographics acquisition, additional consideration of $3.0 million was paid in March 1999. Additional consideration may be paid to Healthdemographics during 1999.

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is available to fund working capital needs, new product development and acquisitions. At March 31, 1999, the Company had $25 million in borrowing availability remaining on the NationsBank Revolver.

         The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. The Company believes that the remaining proceeds of its follow-on offering completed in June 1998, available borrowings under the NationsBank Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company's operations for the near term.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the Company's results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company and the healthcare information industry.

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

         The Company has implemented a project team and project plan to manage the Year 2000 initiative. The project team has completed the Year 2000 assessment for all business areas that may be impacted by the Year 2000 issue, including assessment of the following business areas: IT systems, Non-IT systems, third parties and Medirisk products. The assessment included an inventory in all areas, state of readiness determination, assessment of risk and cost associated with non-compliant items, development of contingency plan steps in the event of non-compliance and the remediation steps for non-compliant items. The Company's remediation efforts were prioritized in order of risk, with the most critical items corrected immediately. The Company assessed risk based on level of impact to operations and the ability to deliver quality products to our customers.

         The Company designates each of the statements made by it in this section as a Year 2000 Readiness Disclosure. Such statements are pursuant to the Year 2000 Information and Readiness Disclosure Act.

State of Readiness

         Substantially all of the Company's business areas are Year 2000 compliant. The Company has developed a plan to bring the remaining areas into compliance, and the Company has scheduled completion of such plan by August 1999. The Company is in the process of assessing the Year 2000 compliance of third parties, including its customer and vendors. Detailed project plans are being designed for bringing all non-compliant issues into compliance; however, the process of analyzing Year 2000 issues, particularly as they relate to customers and suppliers, is ongoing.

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

Contingency Plans

         The Company has developed written contingency plans for all currently identified non-compliant items. Medirisk has developed a project plan and has assigned dates and responsibilities to each action item.

Remediation Steps

         The Year 2000 project team plans to achieve full remediation of all non-Year 2000 compliant items by August of 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. There was no impact on the Company's consolidated financial statements with the adoption of SFAS 130. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders.

         On September 15, 1998 the SEC issued a letter to the AICPA SEC Regulations Committee outlining changes that the SEC believes should be made to the methodology of calculating acquired in-process research and development costs. The Company has applied this new guidance with respect to the 1997, 1998 and 1999 acquisitions.

RISK FACTORS

     In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This Form 10-Q, as well as press releases and other public statements made by the Company from time to time, contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements address activities, events or developments that will be may occur in the future and are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors. Actual results and developments are subject to a number of risks and uncertainties, including general economic, market or business conditions; opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors (such as those set forth below) as may be discussed from time to time in the Company's SEC reports and other filings. Many of these risks and uncertainties are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise or update in order to reflect events after the date made.

     Variable Quarterly Operating Results; Seasonality. The Company's quarterly revenue and operating result have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future Quarterly results may fluctuate as a result of a variety of factors including, but not limited to, the Company's sales cycle; demand for the Company's products; the timing of significant new consumer contracts; the non-renewal of significant customer contracts; the timing of acquisitions; competitive conditions in the industry; changes in customer budgets; and general economic factors. The Company has historically recorded a disproportionate amount of its revenue for each quarter in the final month of the quarter, while expenses have been incurred more evenly throughout the period. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and more favorable operating margins occurring in the second half of the year. Accordingly, results of operations for any particular quarter may not be indicative of results of operations for future periods. Additionally, a significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations concerning future revenue. If revenue is below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to adjust spending quickly enough to compensate for the revenue shortfall. Accordingly, even a small variation from expected revenue could have a material adverse effect on the Company's operating results and financial condition for a given quarter. Fluctuations in the Company's revenue and operating results could have a material adverse effect on the market price for the Company's Common Stock.

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

         Risk Related to Intangible Assets and Acquisition Related Charges. Largely as a result of the Company's various acquisitions, Medirisk had recorded approximately $37.8 million in intangible assets net of accumulated amortization as of March 31, 1999. Such intangible assets are being amortized over periods of five to 15 years. The

Company expects the amount allocable to intangible assets on its balance sheet to increase in connection with future acquisitions and in connection with future contingent consideration payments for acquisitions that have been consummated, resulting in increases in the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company regularly evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition.

         In connection with many of its acquisitions, the Company has recorded non-recurring charges related to in-process research and development costs. The amount of each of these non-recurring charges is equal to the estimated current fair value of specifically identified technologies for which technological feasibility has not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist at the time of acquisition. The Company has recorded approximately $4.4 million of these charges in 1997, $11.7 million in 1998 and none in the three months ended March 31, 1999. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases.

         Uncertainty and Consolidation in the Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care providers, payors and other industry participants. The Company's products and services are designed to function within the current structure of the U.S. health care system; therefore, the commercial value of the Company's products could be adversely affected if there were material changes in the current U.S. health care system. Many federal and state legislators have announced that they intend to propose programs to reform the U.S. health care system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change health care delivery and payment systems. Participants in the health care market may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's products and services. In addition, in response to this changing environment, many market participants are consolidating to create larger health care delivery organizations. This consolidation reduces the number of potential customers for the Company and may increase the bargaining power of these organizations, which could lead to reduced prices for Medirisk's products and services. The impact of these developments on the health care industry is difficult to predict and could have a material adverse effect on the Company's business, results of operations or financial condition.

         Competition. The healthcare information market is intensely competitive and rapidly changing. The Company believes that the principal competitive factors in its target markets include the breadth and quality of database and applications offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price, and the effectiveness of marketing and sales efforts. In each of its target markets, the Company competes with various competitors, which vary in size, scope and breadth of product and service offerings. In addition, other information companies not presently offering health care information services competitive with the Company's products and services may enter the markets in which the Company competes. Many of the Company's competitors have, and many of its potential competitors may have, significantly greater financial, technical, product development and marketing resources than the Company. The Company also competes with the internal information resources and systems of certain of its prospective and existing customers. There can be no assurance that competitive pressures will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

         The Company may from time to time make written or oral forward-looking statements contained in press releases, the Company's filings with the SEC and its reports to stockholders. Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Risks Related to Intangible Assets and Acquisition of In-process Research and Development; Uncertainty and Consolidation in the Healthcare Industry; Risks of Rapid Technological Change; Need for Additional Financing; Competition; Risks of Customer Concentration; Potential for System Defects; Variable Quarterly Operating Results and Seasonality; Year 2000 Compliance; and Adverse Impact of Anti-takeover Provisions and other factors as may be discussed from time to time in the Company's reports and filings with the SEC. For a more complete discussion of these factors, please see the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Risk Factors."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents. The Company has no "market risk sensitive instruments," and no disclosure is required under this Item.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

(a)      Exhibits

                  2.8 Asset Purchase Agreement dated March 26, 1999 by and among Sweetwater Health Enterprises, Inc. and Healthcare Credentials Management Services, Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed on April 15, 1999)

                  11       Statements of Computation of Per Share Income (Loss)

                  27       Financial Data Schedule (for SEC use only)

         ----------

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Medirisk, Inc.

May 14, 1999                       By:   /s/ Thomas C. Kuhn III
                                      ------------------------------------------
                                         Thomas C. Kuhn III
                                         Senior Vice President
                                         Chief Financial Officer and
                                         Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number           Description
------           -----------
   2.8           Asset Purchase Agreement dated March 26, 1999 by and among
                 Sweetwater Health Enterprises, Inc. and Healthcare Credentials
                 Management Services, Inc. (incorporated by reference from the
                 Company's Current Report on Form 8-K filed April 15, 1999)

   11            Statements of Computation of Per Share Income (Loss)

   27            Financial Data Schedule (for SEC use only)