Form 10-Q
period 1999-06-30
CAREDATA COM INC
filed 1999-08-13
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1999.

                                       Or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934. For the transition period from ______________ to
         _______________.


                        Commission file number 000-27056


                               CAREDATA.COM, INC.
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
                                                  ------------------------------

                                 Medirisk, Inc.
--------------------------------------------------------------------------------
             (former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value as, of August 12, 1999 was 8,218,614.

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       CAREDATA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands)

                                                                                 (UNAUDITED)
                                                                                    6/30/99         12/31/98
                                                                                 -----------        ---------
 CURRENT ASSETS
     Cash and cash equivalents                                                    $  7,594         $  21,365
     Accounts receivable, less allowance for
         doubtful accounts of $684 and $466 at June 30, 1999
         and December 31, 1998, respectively                                         9,022             8,009
     Prepaid expenses                                                                2,137             1,181
     Notes receivable from stockholders                                                198               448
     Other current assets                                                              507               399
                                                                                  --------         ---------
         Total current assets                                                       19,458            31,402
                                                                                  --------         ---------

 Property and equipment                                                              6,454             4,951
     Less accumulated depreciation and amortization                                  3,052             2,377
                                                                                  --------         ---------
         Property and equipment, net                                                 3,402             2,574
                                                                                  --------         ---------

 Excess of cost over net assets of businesses acquired, less accumulated amortization of $2,679 and $1,689 at June 30, 1999 and
     December 31, 1998, respectively                                                38,835            17,761
 Other intangible assets, less accumulated amortization of $1,408 and $922 at
     June 30, 1999 and December 31, 1998, respectively                               6,251             4,337
 Software development costs, less accumulated amortization of $534
     and $363 at June 30, 1999 and December 31, 1998, respectively                   4,184             2,437
 Notes receivable from stockholders, excluding current portion                          45                45
 Other assets                                                                          707               564
                                                                                  --------         ---------
         Total other assets                                                         50,022            25,144
                                                                                  --------         ---------

         Total assets                                                             $ 72,882         $  59,120
                                                                                  ========         =========


    See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                                                   (UNAUDITED)
                                                                                     6/30/99           12/31/98
                                                                                    ---------          ---------
CURRENT LIABILITIES
    Current installments of long-term debt and obligations
        under capital leases                                                        $   5,015          $      62
    Accounts payable                                                                      866                277
    Accrued expenses                                                                    3,264              1,117
    Income taxes payable                                                                1,175              1,297
    Deferred revenue                                                                    3,321              2,703
                                                                                    ---------          ---------
        Total current liabilities                                                      13,641              5,456

Long-term debt and obligations under capital leases,
    excluding current installments                                                        281                 16
                                                                                    ---------          ---------
        Total liabilities                                                              13,922              5,472

Series 1998-A preferred stock, $.001 par value, redeemable; 5 shares
    authorized and designated; none issued or outstanding                                 --                  --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 795 shares authorized;
        none issued or outstanding                                                        --                  --
    Series A junior participating preferred stock, $.001 par value; 200 shares
        authorized and designated; none issued or outstanding                             --                  --
    Common stock - $.001 par value; 20,000 shares authorized;
        8,201 and 7,345 shares issued and outstanding at
        June 30, 1999 and December 31, 1998, respectively                                   8                  7
    Additional paid-in-capital                                                         82,669             76,114
    Accumulated deficit                                                               (23,717)           (22,473)
                                                                                    ---------          ---------
        Total stockholders' equity                                                     58,960             53,648
                                                                                    ---------          ---------

        Total liabilities and stockholders' equity                                  $  72,882          $  59,120
                                                                                    =========          =========


     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)

                                                                 THREE MONTHS                  SIX MONTHS
                                                                ENDED JUNE 30,                ENDED JUNE 30,
                                                              1999           1998          1999           1998
                                                             -------       -------       --------       --------
Revenue                                                      $ 8,715       $ 5,415       $ 16,793       $ 10,592
Salaries, wages and benefits                                   3,698         2,964          7,555          5,539
Other operating expenses                                       3,090         1,572          5,456          3,094
Depreciation and amortization                                  1,378           651          2,380          1,079
Acquired in-process research and development costs,
    integration costs and acquisition-related costs            2,549         7,249          2,549         12,064
                                                             -------       -------       --------       --------

        Operating loss                                        (2,000)       (7,021)        (1,147)       (11,184)

Interest income (expense), net                                    71           (34)           345              3
                                                             -------       -------       --------       --------

Loss before income taxes                                      (1,929)       (7,055)          (802)       (11,181)

Income tax expense                                                --            --           (442)            --
                                                             -------       -------       --------       --------

Net loss                                                     $(1,929)      $(7,055)      $ (1,244)      $(11,181)
                                                             =======       =======       ========       ========

Net loss per share of common stock - basic and diluted       $ (0.25)      $ (1.34)      $  (0.17)      $  (2.29)
                                                             =======       =======       ========       ========

Weighted average number of common shares outstanding -
    basic and diluted                                          7,664         5,275          7,527          4,885
                                                             =======       =======       ========       ========


     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                            1999           1998
                                                                          --------       --------
Cash flows from operating activities:
    Net loss                                                              $ (1,244)      $(11,181)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Acquired in-process research and development costs                   2,000         11,650
        Depreciation and amortization                                        2,380          1,079
        Increase in:
            Accounts receivable                                               (894)        (1,939)
            Other assets                                                    (1,091)          (976)
        Increase (decrease) in:
            Accounts payable                                                   306           (577)
            Accrued expenses and other liabilities                             129         (1,322)
            Deferred revenue                                                   (33)           157
                                                                          --------       --------
                Net cash provided by (used in) operating activities          1,553         (3,109)
                                                                          --------       --------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                        (17,787)       (14,309)
    Purchases of property and equipment                                     (1,224)        (1,001)
    Additions to software development costs                                 (1,674)          (811)
    Repayment of note receivable from stockholder                              250             23
                                                                          --------       --------
                Net cash used in investing activities                      (20,435)       (16,098)
                                                                          --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     152         40,998
    Proceeds from draw on revolving credit facility                          5,000             --
    Payments on long-term debt and obligations under capital leases            (41)        (1,847)
                                                                          --------       --------
                Net cash provided by financing activities                    5,111         39,151
                                                                          --------       --------

                Net increase (decrease) in cash and cash equivalents      $(13,771)      $ 19,944

Cash and cash equivalents at beginning of period                            21,365          3,516
                                                                          --------       --------

Cash and cash equivalents at end of period                                $  7,594       $ 23,460
                                                                          ========       ========

Supplemental disclosure of non-cash activities:
    Issuance of restricted stock awards                                   $    145       $     --
                                                                          ========       ========

Acquisitions of businesses:
    Fair value of assets acquired                                         $ 15,531       $ 13,269
    Acquired in-process research and development costs                       2,000         11,650
    Fair value of liabilities assumed                                       (1,982)        (6,492)
    Common stock issued                                                     (6,260)        (6,603)
    Contingent consideration paid                                            8,528          3,000
                                                                          --------       --------
                Total cash paid for acquisitions                            17,817         14,824
    Cash acquired                                                              (30)          (515)
                                                                          --------       --------
                Net cash paid for acquisitions                            $ 17,787       $ 14,309
                                                                          ========       ========

     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL:

         The consolidated condensed financial statements as of June 30, 1999 and for the six-month and three-month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. ("Caredata.com" or the "Company") for the year ended December 31, 1998.


2.       LOSS PER SHARE:

         Basic earnings (loss) per common share available to common stockholders is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common stockholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All of the Company's potential common shares are excluded from the loss per share calculation since their effect is antidilutive for all periods presented.


3.       LINE OF CREDIT:

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is available to fund working capital needs as well as new product development and acquisitions. As of June 30, 1999, the Company had $20 million of borrowing availability under the NationsBank Revolver.


4.       ACQUISITIONS:

         Effective March 11, 1999, the Company acquired Patient Care Analyst ("PCA"), an Internet-based software product that provides online evaluation of patient-level hospital discharge data. PCA was acquired from the Center for Performance Improvement, a subsidiary of the Maryland Hospital Association, for $289,000 in cash. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of $162,000.

         Effective March 31, 1999, the Company acquired certain assets, including two Internet-based physician credentialing products, of Healthcare Credentials Management Services, Inc. ("HCMS"), a leading Credentials Verification Organization, for $4.0 million in cash. The acquisition resulted in excess of cost over net assets acquired of $1.9 million. If the acquired business exceeds certain revenue goals, potential contingent consideration will be paid by the Company based upon a multiple of certain HCMS product revenues over a predetermined amount through March 2000. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. Contingent consideration, if any, will be paid in cash.

         Effective June 4, 1999, the Company acquired all of the outstanding shares of Citizen 1 Software, Inc. ("Citizen 1") of San Francisco, California, a provider of Internet-based healthcare research products to consumers and healthcare industry participants, for $5.0 million in cash and 770,652 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $2.0 million and estimated excess of cost over net assets acquired of $10.7 million. The Company used borrowings under its existing revolving credit facility with NationsBank to finance the cash portion of the acquisition consideration.

         The pro forma results of operations of the Company for the six months ended June 30, 1999 and the year ended December 31, 1998 as if the acquisitions described above and the Company's 1998 acquisitions of Healthdemographics, Inc., Successful Solutions, Inc. and Sweetwater Health Enterprises, Inc. had been effective January 1, 1998 are summarized as follows:


                                                               SIX MONTHS ENDED          YEAR ENDED
(Amounts in thousands, except per share data)                    JUNE 30, 1999        DECEMBER 31, 1998
                                                                 -------------        -----------------

Revenue                                                             $17,707                $ 36,444
                                                                    =======                ========
Net loss                                                            $(2,247)               $(10,228)
                                                                    =======                ========

Net loss per share of common stock                                  $ (0.28)               $  (1.44)
                                                                    =======                ========

Weighted average number of common shares outstanding                  8,058                   7,104
                                                                    =======                ========


         The pro forma results do not reflect the charges for acquired in-process research and development costs discussed above. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the dates indicated, and they are not necessarily indicative of the results of future operations.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData Reports acquisition, additional consideration of $5.5 million and $3.0 million was paid in April 1999 and 1998, respectively. In connection with the Healthdemographics acquisition, additional consideration of $3.0 million was paid in March 1999.

5.       SEGMENT REPORTING:

         The Company's reportable segments are designated as Market Performance, Clinical Performance and Physician Credentials. Market Performance products provide customers with comprehensive proprietary data and decision support tools for use in analyzing physician fees, healthcare utilization patterns and member satisfaction with managed care plans in the United States. Clinical Performance products enable customers to measure clinical outcomes across a full range of care within a variety of medical specialties. Physician Credentials database products, software and outsourced services enable customers to access detailed information concerning the background and credentials of physicians in the United States.

         The Company evaluates each segment's profit (loss) based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, acquired in-process research and development costs and integration and acquisition-related costs).

                                            THREE MONTHS                     SIX MONTHS
                                            ------------                     ----------
                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                            --------------                  --------------
(Amounts in thousands)
                                       1999             1998             1999             1998
                                      -------         --------         --------         --------
Revenue:
     Market Performance               $ 2,862         $  2,050         $  6,614         $  4,492
     Clinical Performance               1,259            1,247            2,321            1,955
     Physician Credentials              4,594            2,118            7,858            4,145
                                      -------         --------         --------         --------
                                      $ 8,715         $  5,415         $ 16,793         $ 10,592
                                      -------         --------         --------         --------

Segment profit (loss):
     Market Performance               $ 1,206         $    993         $  3,482         $  2,517
     Clinical Performance                 101              162               88              184
     Physician Credentials              1,915              544            2,802              946
     Corporate                         (1,295)            (820)          (2,590)          (1,688)
                                      -------         --------         --------         --------
                                      $ 1,927         $    879         $  3,782         $  1,959
                                      -------         --------         --------         --------

Depreciation and Amortization:
     Market Performance               $    87         $    100         $    151         $    174
     Clinical Performance                 126               88              250              129
     Physician Credentials                346              126              542              217
     Corporate                            819              337            1,437              559
                                      -------         --------         --------         --------
                                      $ 1,378         $    651         $  2,380         $  1,079
                                      -------         --------         --------         --------

Reconciling items                     $(2,478)        $ (7,283)        $ (2,204)        $(12,061)

Loss before income taxes              $(1,929)        $ (7,055)        $   (802)        $(11,181)
                                      =======         ========         ========         ========


                                 JUNE 30,      DECEMBER 31,
                                 --------      ------------
                                    1999           1998
                                    ----           ----
Assets:
     Market Performance           $ 8,719        $ 8,793
     Clinical Performance           3,918          3,036
     Physician Credentials         10,640          3,465
     Corporate                     49,605         43,826
                                  -------        -------
                                  $72,882        $59,120
                                  =======        =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading provider of healthcare intelligence that drives decision making among businesses and consumers. The Company's customers use its products and services to make objective comparisons of healthcare costs and clinical outcomes, analyze the supply of and demand for healthcare services, assess member satisfaction with specific managed care plans and verify the background and credentials of physicians. These capabilities assist the Company's customers in strategic planning, effective contracting, improving the delivery of care and increasing profitability.


ACQUISITIONS

         The acquisition of businesses with complementary products and services continues to broaden the Company's customer base, create additional cross-selling opportunities, increase market share within existing products and give rise to new product extensions and enhancements. The Company completed three acquisitions during the first six months of 1999 (the "1999
Acquisitions"), summarized as follows:

         - In March 1999, Caredata.com acquired Patient Care Analyst ("PCA"), an Internet-based product that provides evaluation of patient-level hospital discharge data.

         - In March 1999, Caredata.com acquired certain assets of Healthcare Credentials Management Services, Inc. ("HCMS"), a leading credentials verification organization. Assets acquired from HCMS include Healthcare Credentials Online, an Internet-based product that enables physician credentials to be verified online, and AppSTAT, an Internet-based product that streamlines the physician application process by allowing physicians to electronically maintain a single set of credentials information that can be provided to any managed care organization. The Company also acquired HCMS' outsourced physician credentialing services, which are provided to over 300 managed care clients.

         -        In June 1999, Caredata.com acquired Citizen 1 Software, Inc.
                  ("Citizen 1"), whose suite of tools organizes the Internet's broad base of healthcare content, allowing efficient access to the most relevant information and avoiding the clutter and confusion created by the multitude of Web sites. Supported by an editorial staff and sophisticated search technology, Citizen 1 offers its advanced Web research capabilities via a free, consumer-based version at www.citeline.com, while premium Internet and intranet versions are used by healthcare industry researchers on a subscription basis. Premium versions of CiteLine offer notification of content changes and dramatically improve research productivity by allowing simultaneous searches of the "invisible" Web databases, repositories of content which are typically reachable only through a particular site's own search engine.

         In connection with the 1999 Acquisitions, the Company acquired intangible assets, which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and their adaptability to changing market conditions.

         Also in connection with the Citizen 1 acquisition, the Company recorded non-recurring charges related to acquired in-process research and development costs of $2.0 million. The amount of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 30%) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases.

The Company also incurred approximately $549,000 of integration costs during the second quarter of 1999. Included in the second quarter's integration costs were approximately $386,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues. The Company estimates that it will incur additional integration costs of approximately $750,000 in connection with the 1999 acquisitions during the remainder of 1999.

         As a result of the Company's acquisitions, including the 1999 Acquisitions, the Company's historical financial statements are not necessarily representative of financial results to be expected for future periods.
See Note 1 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

         The Company provides services and licenses its products primarily pursuant to single- and multi-year contracts. The Company's revenue is generated from its market performance, clinical performance and physician credentials products and services.

         Market performance products provide customers with information from the Company's market performance databases. Revenue from these sales is recognized upon the delivery of the data. Revenue from the exclusive licensing of the Company's managed care consumer satisfaction survey results is recognized upon delivery of the results. Revenue from the licensing of disease-specific customized surveys to the pharmaceutical industry is recognized as the related costs of producing the surveys are incurred. Revenue from the licensing of the right to use the Company's on-line healthcare content search engine is recognized ratably over the life of the contract. Revenue from clinical performance services is recognized over the contract terms as the services are provided. The physician credentials products consist of (i) data and services provided to customers over time, for which revenue is recognized ratably over the life of the contract, and (ii) credentials reports that validate physicians' education, training and other matters, for which revenue is recognized upon delivery of the completed reports. Customer service revenues are recognized ratably over the service contract period. Revenue from the licensing of the Company's software products is recognized upon shipment of the software. All other revenue, including fees for training, consulting fees and other miscellaneous services, is recognized upon the completion of the applicable services.

         The Company's three groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the differences in seasonality among the groups of products. Of its total revenue for the three months ended June 30, 1999, the Company derived approximately 33% from market performance products, 14% from clinical performance products and 53% from physician credentials products. Of its total revenue for the six months ended June 30, 1999, the Company derived approximately 39% from market performance products, 14% from clinical performance products and 47% from physician credentials products. Of its total revenue for the year ended December 31, 1998, the Company derived approximately 44% from market performance products, 17% from clinical performance products and 39% from physician credentials products.

         The Company's revenue is composed of both recurring revenue from the Company's current customer base and revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period, divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage has been in excess of 70% for each of the last five years.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:




                                                                    THREE MONTHS              SIX MONTHS
                                                                    ------------              ----------
  STATEMENTS OF OPERATIONS:                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                                   --------------           --------------
                                                                  1999         1998        1999       1998
                                                                  ----         ----        ----       ----
  Revenue                                                         100%         100%        100%        100%
  Salaries, wages and benefits                                     43           55          46          53
  Other operating expenses                                         35           29          32          29
  Depreciation and amortization                                    16           12          14          10
  Acquired in-process research and development costs,
      integration costs and acquisition-related costs              29          134          15         114
                                                                  ---         ----          --        ----
      Operating loss                                              (23)        (130)         (7)       (106)
  Interest income, net                                              1           --           2          --
  Income tax expense                                               --           --          (2)         --
                                                                  ---         ----          --        ----
      Net loss                                                    (22)%       (130)%        (7)%      (106)%
                                                                  ===         ====          ==        ====


QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         Revenue. Revenue for the three months ended June 30, 1999 was $8.7 million, an increase of $3.3 million or 61% over the same period in the prior year. The increase was primarily attributable to the three acquisitions made by the Company in 1998 (the "1998 Acquisitions").

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended June 30, 1999 were $3.7 million, an increase of $734,000 or 25% over the same period in the prior year. The increase was primarily the result of the 1998 Acquisitions. Salaries, wages and benefits as a percentage of revenue decreased to 43% from 55% in the same period in the prior year primarily due to improvements in operations resulting from integration activities during 1998 and 1999.

         Other operating expenses. Other operating expenses for the three months ended June 30, 1999 were $3.1 million, an increase of $1.5 million or 97% over the same period in the prior year. This increase is primarily related to costs associated with the 1998 Acquisitions and costs associated with the Company's expansion into the Internet market; consequently, other operating expenses as a percentage of revenue increased to 35% as compared to 29% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 1999 were $1.4 million, an increase of $727,000 or 112% over the same period in the prior year. The increase was primarily the result of the amortization of goodwill and intangible assets acquired in the 1999 and the 1998 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 16% as compared to 12% in the same period in the prior year.

         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs for the three months ended June 30, 1999 were $2.5 million as compared to $7.2 million in the same period in the prior year. The Company recorded approximately $2.0 million of acquired in-process research and development costs in connection with the acquisition of Citizen 1 for the three months ended June 30, 1999 as compared to $6.9 million recorded in the same period in the prior year related to the acquisitions of Sweetwater Health Enterprises and Successful Solutions. Integration costs for the three months ended June 30, 1999 were $549,000 as compared to $349,000 in the same period in the prior year. The Company anticipates integration costs of approximately $750,000 during the remainder of 1999 related to the 1999 acquisitions.

         Interest income (expense), net. Net interest income for the three months ended June 30, 1999 was $71,000, compared to net interest expense of $34,000 for the same period in the prior year, primarily due to the remaining proceeds from the Company's June 1998 follow-on offering.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenue. Revenue for the six months ended June 30, 1999 was $16.8 million, an increase of $6.2 million or 59% over the same period in the prior year. The increase was primarily attributable to the three acquisitions made by the Company in 1998.

         Salaries, wages and benefits. Salaries, wages and benefits for the six months ended June 30, 1999 were $7.6 million, an increase of $2.0 million or 36% over the same period in the prior year. The increase was primarily the result of the 1998 Acquisitions. Salaries, wages and benefits as a percentage of revenue decreased to 46% from 53% in the same period in the prior year primarily due to improvements in operations resulting from integration activities during 1998 and 1999.

         Other operating expenses. Other operating expenses for the six months ended June 30, 1999 were $5.5 million, an increase of $2.4 million or 76% over the same period in the prior year. This increase is primarily related to costs associated with the 1998 Acquisitions and costs associated with the Company's expansion into the Internet market; consequently, other operating expenses as a percentage of revenue increased to 32% as compared to 29% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the six months ended June 30, 1999 were $2.4 million, an increase of $1.3 million or 121% over the same period in the prior year. The increase was primarily the result of the amortization of goodwill and intangible assets acquired in the 1999 and the 1998 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 14% as compared to 10% in the same period in the prior year.

         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs for the six months ended June 30, 1999 were $2.5 million as compared to $12.1 million in the same period in the prior year. The Company recorded approximately $2.0 million of acquired in-process research and development costs for the acquisition of Citizen 1 for the six-month period ended June 30, 1999 as compared to $11.7 million recorded in the same period in the prior year related to the 1998 acquisitions. Integration costs for the six months ended June 30, 1999 were $549,000 as compared to $414,000 in the same period in the prior year. The Company anticipates integration costs of approximately $750,000 during the remainder of 1999 related to the 1999 acquisitions.

         Interest income, net. Net interest income for the six months ended June 30, 1999 was $345,000, compared to net interest income of $3,000 for the same period in the prior year, primarily due to the remaining proceeds from the Company's June 1998 follow-on offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $5.8 million as of June 30, 1999 as compared to working capital of $25.9 million at December 31, 1998. The decrease was due primarily to the use of working capital for the purchases of the 1999 acquisitions and the payment of $8.5 million of contingent consideration in connection with the acquisitions of Healthdemographics and CareData Reports.

         Net cash provided by operating activities totaled $1.6 million for the six months ended June 30, 1999 as compared to cash used in operating activities of $3.1 million for the same period in the prior year. The increase in cash provided by operating activities of $4.7 million was primarily due to increases in net income before depreciation and amortization, accounts payable and accrued expenses, and a decrease in the growth of accounts receivable.

         Net cash used in investing activities was approximately $20.4 million for the six months ended June 30, 1999 as compared to $16.1 million in the same period in the prior year. In the six months ended June 30, 1999, the Company used $9.3 million in cash to fund the acquisitions of PCA, HCMS and Citizen 1 and $8.5 million of contingent consideration was paid in connection with the acquisitions of Healthdemographics and CareData Reports. The remaining cash used in investing activities for the six months ended June 30, 1999 funded $1.2 million in fixed asset purchases and $1.7 million of software development, offset by a $250,000 partial repayment of a note receivable from a stockholder.

         Net cash provided by financing activities was $5.1 million for the six months ended June 30, 1999 as compared to $39.2 million for the same period in the prior year. The cash provided by financing activities in 1999 was primarily due to borrowings on the revolving line of credit with NationsBank (as described below) to partially fund the acquisition of Citizen 1. The cash provided by financing activities in 1998 was primarily due to proceeds from the Company's follow-on offering completed in June 1998.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company is required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration payments of $5.5 and $3.0 million were made in April 1999 and 1998, respectively. In connection with the Healthdemographics acquisition, additional consideration of $3.0 million was paid in March 1999. Additional consideration may be paid to Healthdemographics during 1999.

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with NationsBank under which a $25.0 million revolving credit facility (the "NationsBank Revolver") was made available to the Company. The NationsBank Revolver is available to fund working capital needs, new product development and acquisitions. In June 1999, the Company borrowed $5.0 million on the NationsBank Revolver to partially fund the acquisition of Citizen 1. At June 30, 1999, the Company had $20.0 million in borrowing availability remaining on the NationsBank Revolver.

         The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. The Company believes that the remaining proceeds of its June 1998 follow-on offering, available borrowings under the NationsBank Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company in the near term.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the Company's results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company and the healthcare information industry.

YEAR 2000 COMPLIANCE

         Many of the world's computer systems and non-information technology systems have programs and imbedded chips using two digits rather than four to define the applicable year. If not addressed, such computer systems could be unable to properly interpret dates beyond the year 1999. Many of the Company's systems and much of its software are Year 2000 compliant. To bring the remaining systems and software into compliance by end of the third quarter of 1999, the Company has designed a Year 2000 compliance program.

         The Company's project team has completed the Year 2000 assessment for all business areas that may be impacted by the Year 2000 issue, including assessment of the following business areas: IT systems, Non-IT systems, third parties and the Company's products. The assessment included an inventory in all areas, state of readiness determination, assessment of risk and cost associated with non-compliant items, development of contingency plan steps in the event of non-compliance and the remediation steps for non-compliant items. The Company's remediation efforts were prioritized in order of risk, with the most critical items corrected immediately. The Company assessed risk based on level of impact to operations and the ability to deliver quality products to our customers.

         The Company designates each of the statements made by it in this section as a Year 2000 Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

State of Readiness

         Substantially all of the Company's business areas are Year 2000 compliant. The Company has developed a plan to bring the remaining areas into compliance, and the Company has scheduled completion of such plan by October 1999. The Company is in the process of assessing the Year 2000 compliance of third parties, including its customer and vendors. Detailed project plans have been designed for bringing all non-compliant issues into compliance; however, the process of analyzing Year 2000 issues, particularly as they relate to customers and suppliers, is ongoing.

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

Contingency Plans

         The Company has developed written contingency plans for all currently identified non-compliant items. The Company has developed a project plan and has assigned dates and responsibilities to each action item.

Remediation Steps

         The Year 2000 project team plans to achieve full remediation of all non-Year 2000 compliant items by October of 1999.

Risk

         The Year 2000 issue creates risk for the Company from unforeseen problems with both its internal systems and those of third parties upon which the Company relies. Accordingly, the Company has produced a list of all vendors and has assessed the level of impact of each vendor. The Company is in the process of querying all vendors and third parties to determine their compliance.

         If the databases or systems of the Company, key suppliers of data or key customers are not Year 2000 compliant, then the cost necessary to update databases or software or potential interruption in the supply of data or interruptions in demand for the Company's products could have a material adverse effect on the Company's business, results of operations or financial conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP.
Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP No. 98-9 will have a material effect on its revenue recognition.

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

         History of Operating Losses; Uncertain Profitability. The Company incurred net losses in the years ended December 31, 1996, 1997 and 1998 and in the six-month period ended June 30, 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Furthermore, in applying the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to the Company, particularly considering the Company's history of net losses, the Company has been unable to support a conclusion that it is more likely than not that its deferred tax assets will be realized for purposes of SFAS 109. As a result, the Company has provided a full valuation allowance against its net deferred tax assets.

         Risks Related to Growth. The Company's strategy is to grow aggressively, both internally and through acquisitions. This strategy is likely to place significant demands on the Company's financial, operational and management resources, and exposes the Company to a variety of risks, including the risk that the Company will be unable to retain the personnel or obtain the financial and other resources necessary to pursue and manage such growth. The Company's growth has resulted in an increase in the level of responsibility for the Company's key personnel. Expenses arising from the Company's efforts to complete acquisitions, develop new products or increase its existing market penetration could have an adverse impact on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will be able to identify, acquire or integrate acquisition candidates successfully or manage profitably any additional products and services resulting from such acquisitions. Acquired businesses, products and services may not contribute to the Company's overall strategy or produce returns that justify the related investment or implementation by the Company. In addition, the Company's growth may involve the acquisition of companies or the development of products or services in areas in which the Company does not currently operate. Such acquisition or development may require the Company's management to develop expertise in new areas and to attract a new customer base, and could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will be able to implement its growth strategy successfully or, if successful in consummating acquisitions, that it will be able to manage its expanded operations effectively and profitably.

         Risks of Integration of Acquired Operations. The process of integrating management services, administrative organizations, facilities, management information systems and other operational aspects of acquired businesses, products or services can be time consuming and costly, and may distract management from day-to-day operations. The difficulties of integration may be increased by challenges in coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. If Caredata.com is to realize the anticipated benefits of past and future acquisitions, the operations of the acquired entities must be combined and integrated successfully. There can be no assurance that the Company's integration processes will be successful or that the anticipated benefits of any past or future acquisitions will be realized. Furthermore, there can be no assurance that there will not be substantial unanticipated costs or liabilities, or other material adverse effects associated with past or future acquisitions and integration activities conducted by the Company.

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

         Risks of Customer Concentration. The Company derives a substantial portion of its clinical performance revenue from products provided to HEALTHSOUTH Corporation under a three-year contract, the current term of which expires in December 2000. HEALTHSOUTH accounted for approximately 7% of the Company's revenues for fiscal 1998. The loss of, or a significant decrease in, business from HEALTHSOUTH could have a material adverse effect on the Company's business, results of operations and financial condition.

         Risks of Rapid Technological Change. The healthcare information market is characterized by rapid technological change, changing customer needs and evolving industry standards. The Company believes that as the market for its current products matures, its future success will depend on its ability to enhance its current products and to develop or acquire and introduce new products to keep pace with technological developments and emerging industry standards. In addition, the introduction of competing products embodying new technologies and the emergence of new industry standards could render the Company's existing products non-competitive or obsolete. Accordingly, the Company anticipates that significant amounts of future revenue may be derived from products and product enhancements that do not exist today or have not been sold in sufficient quantities to measure accurately market acceptance. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and introduction of product enhancements or new products, or that such enhancements or new products will adequately meet the requirements of the marketplace or achieve market acceptance. Any failure by the Company to develop and introduce product enhancements and new products in a timely and cost-efficient manner in response to changing market conditions or customer requirements could have a material adverse effect on the Company's business, results of operations or financial condition.

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

         Risk Related to Intangible Assets and Acquisition Related Charges. Largely as a result of the Company's various acquisitions, Caredata.com has recorded approximately $49.3 million in intangible assets net of accumulated amortization as of June 30, 1999. Such intangible assets are being amortized over periods of five to 15 years. The Company expects its intangible assets to increase in connection with future acquisitions, in connection with future contingent consideration payments for acquisitions that have been consummated and in connection with capitalized software development projects, resulting in increases in the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company regularly evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition.

         In connection with many of its acquisitions, the Company has recorded non-recurring charges related to in-process research and development costs. The amount of each of these non-recurring charges is equal to the estimated current fair value of specifically identified technologies for which technological feasibility has not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist at the time of acquisition. The Company has recorded approximately $4.4 million of these charges in 1997, $11.7 million in 1998 and $2.0 million in the six months ended June 30, 1999. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases.

         Uncertainty and Consolidation in the Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers, payors and other industry participants. The Company's products and services are designed to function within the current structure of the U.S. healthcare system; therefore, the commercial value of the Company's products could be adversely affected if there were material changes in the current U.S. healthcare system. Many federal and state legislators have announced that they intend to propose programs to reform the U.S. healthcare system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change healthcare delivery and payment systems. Participants in the healthcare market may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's products and services. In addition, in response to this changing environment, many market participants are consolidating to create larger health care delivery organizations. This consolidation reduces the number of potential customers for the Company and may increase the bargaining power of these organizations, which could lead to reduced prices for Caredata.com's products and services. The impact of these developments on the healthcare industry is difficult to predict and could have a material adverse effect on the Company's business, results of operations or financial condition.

         Competition. The healthcare information market is intensely competitive and rapidly changing. The Company believes that the principal competitive factors in its target markets include the breadth and quality of database and applications offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price, and the effectiveness of marketing and sales efforts. In each of its target markets, the Company competes with various competitors, which vary in size, scope and breadth of product and service offerings. In addition, other information companies not presently offering healthcare information services competitive with the Company's products and services may enter the markets in which the Company competes. Many of the Company's competitors have, and many of its potential competitors may have, significantly greater financial, technical, product development and marketing resources than the Company. The Company also competes with the internal information resources and systems of certain of its prospective and existing customers. There can be no assurance that competitive pressures will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

         Adverse Impact Of Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could have the effect of delaying, deterring or preventing a change of control involving the Company. Specifically, the Company's Certificate of Incorporation, as amended, provides for the issuance of up to 995,000 shares of preferred stock with such rights and preferences as may be determined by the Board of Directors. Such shares may be issued without further stockholder approval in circumstances that could have the effect of preventing or delaying a change of control. The Company's Board of Directors is classified into three classes, with each class of directors having a staggered three-year term. The Company's Bylaws prohibit action by the stockholders through written consent and restrict the ability of stockholders to call stockholder meetings and propose action at meetings. Finally, Section 203 of the Delaware General Corporation Law restricts transactions between the Company and any "interested stockholders" (as defined therein). In addition, the Company adopted a Shareholder Protection Rights Agreement, commonly known as a "poison pill," in August of 1998. These provisions could reduce or eliminate any takeover premium in the market price for the Company's Common Stock or otherwise limit the price certain investors might be willing to pay for the Company's Common Stock.


FORWARD-LOOKING STATEMENTS

         The Company may from time to time make written or oral forward-looking statements contained in press releases, the Company's filings with the SEC and its reports to stockholders. Statements made in this Quarterly Report on Form 10-Q, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief, as well as on assumptions made by, and information currently available to, management and are made pursuant to, and in reliance upon, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to numerous factors, including the following: History of Operating Losses and Uncertain Profitability; Risks Related to Growth; Risks of Integration of Acquired Operations; Dependence on Data Sources and AMA Licenses; Dependence on Intellectual Property Rights; Risks Related to Intangible Assets and Acquisition of In-process Research and Development; Uncertainty and Consolidation in the Healthcare Industry; Risks of Rapid Technological Change; Need for Additional Financing; Competition; Risks of Customer Concentration; Potential for System Defects; Variable Quarterly Operating Results and Seasonality; Year 2000 Compliance; and Adverse Impact of Anti-takeover Provisions and other factors as may be discussed from time to time in the Company's reports and filings with the SEC. For a more complete discussion of these factors, please see the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled " Risk Factors."


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents. The Company's line of credit agreement provides for borrowings that bear interest at variable rates based on either LIBOR or NationsBank prime rate. At June 30, 1999, the Company had $5.0 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Company held on May 20, 1999, the following matters were brought before and voted upon by the stockholders:

     1. On the proposal to elect the following persons to each serve as a Class 3 Director for a three-year period and until his successor is elected and qualified:

                               AUTHORITY GRANTED              AUTHORITY WITHHELD
                               -----------------              ------------------
     Mark A. Kaiser                6,215,327                        263,575

     Robert P. Pinkas              6,263,821                        215,081

     2. On the proposal to amend the Medirisk, Inc. 1998 Long-Term Incentive Plan to increase the number of shares of Medirisk Common Stock available for awards under the Plan by 350,000 from 500,000 to 850,000:

                 FOR                   AGAINST                  ABSTAIN
                 ---                   -------                  -------
             5,488,125                 956,206                  34,571


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2.1        Acquisition Agreement and Plan of Merger, dated as of June 2, 1999 by and among Medirisk, Inc., Citizen 1 Software, Inc., a Delaware corporation, Citizen 1 Software, Inc., a California corporation and certain shareholders of Citizen 1 Software, Inc., a California corporation (incorporated by reference from the Company's Current
              Report on Form 8-K filed with the Commission on June 18, 1999).

   3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-12311) filed with the Commission on September
              19, 1996).

   3.1.1      Certificate of Designation of Series 1998-A Preferred Stock
              (incorporated by reference from Exhibit 3.1.1 to the Company's
              Current Report on Form 8-K dated March 31, 1998).

   3.1.2      Certificate of Designation, Preferences and Rights of Series A
              Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year-ended December 31, 1998).

   3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No.
              333-12311) filed with the Commission on September 19, 1996).

   4.1 Shareholder Protection Rights Agreement dated as of July 29, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent
              (incorporated by reference from Exhibit 2.8 to the Company's
              Current Report on Form 8-K dated July 29, 1998).

   4.2        Specimen Stock Certificate of the Common Stock of the Company
              (incorporated by reference from Exhibit 4.2 to the Company's
              Registration Statement on Form S-1 (No. 333-12311) filed with the
              Commission on September 19, 1996).

   11         Statements of Computation of Per Share Loss

   27         Financial Data Schedule (EDGAR Filing Only).

(b)      Reports on Form 8-K

         On April 15, 1999, the Company filed a Current Report on Form 8-K to report the acquisition of certain assets of Healthcare Credentials Management Services, Inc., which acquisition was consummated March 31, 1998. On June 14, 1999, the Company filed a Form 8-K/A amending such Form 8-K to include required financial statements and pro forma financial information.

         On June 3, 1999, the Company filed a Current Report on Form 8-K to report that it had entered into a definitive agreement to acquire Citizen 1 Software, Inc., and that in connection with the acquisition, the Company was changing its corporate name to Caredata.com, Inc. and its trading symbol on the Nasdaq National Market to "CDCM."

         On June 18, 1999, the Company filed a Current Report on Form 8-K to report the acquisition of all of the capital stock of Citizen 1 Software, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Caredata.com, Inc.

August 12, 1999                       By:   /s/ Thomas C. Kuhn III
                                            ------------------------------------
                                                   Thomas C. Kuhn III
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
   2.1            Acquisition Agreement and Plan of Merger, dated as of June 2,
                  1999 by and among Medirisk, Inc., Citizen 1 Software, Inc., a
                  Delaware corporation, Citizen 1 Software, Inc., a California corporation and certain shareholders of Citizen 1 Software,
                  Inc., a California corporation (incorporated by reference from the Company's Current Report on Form 8-K filed with the
                  Commission on June 18, 1999).

   3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (No. 333-12311) filed with the
                  Commission on September 19, 1996).

   3.1.1          Certificate of Designation of Series 1998-A Preferred Stock
                  (incorporated by reference from Exhibit 3.1.1. to the Company's Current Report on Form 8-K dated March 31, 1998).

   3.1.2          Certificate of Designation, Preferences and Rights of Series A
                  Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year-ended December 31, 1998).

   3.2            Bylaws of the company (incorporated by reference from Exhibit
                  3.2 to the Company's Registration Statement on Form S-1 (No.
                  333-12311) filed with the Commission on September 19, 1996).

   4.1            Shareholder Protection Rights Agreement dated as of July 29,
                  1998 between the Company and SunTrust Bank, Atlanta, as Rights
                  Agent (incorporated by reference from Exhibit 2.8 to the Company's Current Report on Form 8-K dated July 29, 1998).

   4.2            Specimen Stock Certificate of the Common Stock of the Company
                  (incorporated by reference from Exhibit 4.2 to the Company's
                  Registration Statement on Form S-1 (No. 333-12311) filed with the Commission on September 19, 1996).

   11             Statements of Computation of Per Share Loss

   27             Financial Data Schedule (EDGAR Filing Only).