Form 10-Q
period 1999-09-30
CAREDATA COM INC
filed 1999-11-15
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 1999.

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

         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value as, of November 15, 1999 was 8,233,541.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

(Amounts in thousands)

                                                                                             (UNAUDITED)
                                                                                                9/30/99      12/31/98
                                                                                              ----------     --------
CURRENT ASSETS
  Cash and cash equivalents                                                                     $ 3,063      $21,365
  Accounts receivable, less allowance for
    doubtful accounts of $789 and $466 at September 30, 1999
    and December 31, 1998, respectively                                                          10,753        8,009
  Prepaid expenses                                                                                2,266        1,181
  Notes receivable from stockholders                                                                 97          448
  Other current assets                                                                              972          399
                                                                                                -------      -------
    Total current assets                                                                         17,151       31,402
                                                                                                -------      -------

Property and equipment                                                                            7,816        4,951
  Less accumulated depreciation and amortization                                                  3,478        2,377
                                                                                                -------      -------
    Property and equipment, net                                                                   4,338        2,574
                                                                                                -------      -------

Excess of cost over net assets of businesses acquired, less accumulated amortization of $3,508 and $1,689 at September 30, 1999 and
  December 31, 1998, respectively                                                                43,909       17,761
Other intangible assets, less accumulated amortization of $1,709 and $922 at
  September 30, 1999 and December 31, 1998, respectively                                          5,950        4,337
Software development costs, less accumulated amortization of $728
  and $363 at September 30, 1999 and December 31, 1998, respectively                              4,725        2,437
Notes receivable from stockholders, excluding current portion                                        23           45
Other assets                                                                                      1,942          564
                                                                                                -------      -------
    Total other assets                                                                           56,549       25,144
                                                                                                -------      -------

    Total assets                                                                                $78,038      $59,120
                                                                                                =======      =======


See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                                                 (UNAUDITED)
                                                                                   9/30/99            12/31/98
                                                                                   -------            --------
CURRENT LIABILITIES
  Current installments of long-term debt and obligations
      under capital leases                                                        $   6,664          $      62
  Accounts payable                                                                      838                277
  Accrued expenses                                                                    2,585              1,117
  Income taxes payable                                                                1,107              1,297
  Deferred revenue                                                                    3,306              2,703
                                                                                  ---------          ---------
      Total current liabilities                                                      14,500              5,456

Long-term debt and obligations under capital leases,
  excluding current installments                                                        255                 16
                                                                                  ---------          ---------
      Total liabilities                                                              14,755              5,472

Series 1998-A preferred stock, $.001 par value, redeemable; 5 shares authorized and designated; 0.465 shares issued and outstanding with a per-share liquidation value of $10 at September 30, 1999, none issued or outstanding
  at December 31, 1998                                                                4,250                 --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 795 shares authorized;
      none issued or outstanding                                                         --                 --
  Series A junior participating preferred stock, $.001 par value; 200 shares
      authorized and designated; none issued or outstanding                              --                 --
  Common stock, $.001 par value; 20,000 shares authorized;
      8,219 and 7,345 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively                              8                  7
  Additional paid-in-capital                                                         82,732             76,114
  Accumulated deficit                                                               (23,707)           (22,473)
                                                                                  ---------          ---------
      Total stockholders' equity                                                     63,283             53,648
                                                                                  ---------          ---------

      Total liabilities and stockholders' equity                                  $  78,038          $  59,120
                                                                                  =========          =========


     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)


                                                                  THREE MONTHS                  NINE MONTHS
                                                                  ------------                  -----------
                                                              ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                              -------------------           -------------------
                                                               1999          1998           1999           1998
                                                               ----          ----           ----           ----
Revenue                                                     $ 10,377       $ 7,762       $ 27,170       $ 18,354
Salaries, wages and benefits                                   4,403         3,614         11,958          9,153
Other operating expenses                                       3,354         2,360          8,810          5,453
Depreciation and amortization                                  1,754           860          4,134          1,939
Acquired in-process research and development costs,
  integration costs and acquisition-related costs                802           992          3,351         13,056
                                                            --------       -------       --------       --------

    Operating income (loss)                                       64           (64)        (1,083)       (11,247)

Interest income (expense), net                                   (53)          298            291            300
                                                            --------       -------       --------       --------

Income (loss) before income taxes                                 11           234           (792)       (10,947)

Income tax expense                                                --            --           (442)            --
                                                            --------       -------       --------       --------

Net income (loss)                                           $     11       $   234       $ (1,234)      $(10,947)
                                                            ========       =======       ========       ========

Net income (loss) per share of common stock - basic         $   0.00       $  0.03       $  (0.16)      $  (1.93)
                                                            ========       =======       ========       ========


Net income (loss) per share of common stock - diluted       $   0.00       $  0.03       $  (0.16)      $  (1.93)
                                                            ========       =======       ========       ========

Weighted average number of common shares outstanding -
  basic                                                        8,215         7,260          7,757          5,677
                                                            ========       =======       ========       ========

Weighted average number of common shares outstanding -
  diluted                                                      8,964         7,531          7,757          5,677
                                                            ========       =======       ========       ========


     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Amounts in thousands)

                                                                             NINE MONTHS
                                                                             -----------
                                                                         ENDED SEPTEMBER 30,
                                                                         -------------------
                                                                         1999           1998
                                                                       --------       --------
Cash flows from operating activities:
  Net loss                                                             $ (1,234)      $(10,947)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Acquired in-process research and development costs                    2,000         11,650
    Depreciation and amortization                                         4,134          1,939
    Increase in:
      Accounts receivable                                                (2,625)        (1,606)
      Other assets                                                       (1,680)        (1,985)
    Increase (decrease) in:
      Accounts payable                                                      278           (455)
      Accrued expenses and other liabilities                               (619)        (1,917)
      Deferred revenue                                                      (48)          (200)
                                                                       --------       --------
        Net cash provided by (used in) operating activities                 206         (3,521)
                                                                       --------       --------

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired                       (19,440)       (14,362)
  Purchases of property and equipment                                    (2,590)        (1,225)
  Additions to software development costs                                (2,408)        (1,229)
  Other investments                                                      (1,240)            --
  Repayment of note receivable from stockholder                             373           (402)
                                                                       --------       --------
        Net cash used in investing activities                           (25,305)       (17,218)
                                                                       --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                    214         40,890
  Proceeds from draw on revolving credit facility                         6,652             --
  Payments on long-term debt and obligations under capital leases           (69)        (1,898)
                                                                       --------       --------
        Net cash provided by financing activities                         6,797         38,992
                                                                       --------       --------

        Net increase (decrease) in cash and cash equivalents           $(18,302)      $ 18,253

Cash and cash equivalents at beginning of period                         21,365          3,516
                                                                       --------       --------

Cash and cash equivalents at end of period                             $  3,063       $ 21,769
                                                                       ========       ========

Supplemental disclosure of non-cash activities:
  Issuance of restricted stock awards                                  $    145       $     --
                                                                       ========       ========

Acquisitions of businesses:
  Fair value of assets acquired                                        $ 15,531       $ 13,322
  Acquired in-process research and development costs                      2,000         11,650
  Fair value of liabilities assumed                                      (1,982)        (6,492)
  Common stock issued                                                    (6,260)        (6,603)
  Preferred stock issued                                                 (4,250)            --
  Contingent consideration paid                                          14,431          3,000
                                                                       --------       --------
        Total cash paid for acquisitions                                 19,470         14,877
  Cash acquired                                                             (30)          (515)
                                                                       --------       --------
        Net cash paid for acquisitions                                 $ 19,440       $ 14,362
                                                                       ========       ========

     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL:

         The consolidated condensed financial statements as of September 30, 1999 and for the nine-month and three-month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Medirisk, Inc. ("Caredata.com" or the "Company") for the year ended December 31, 1998.

2.       INCOME (LOSS) PER SHARE:

         Basic earnings (loss) per common share available to common stockholders is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common stockholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. All of the Company's potential common shares are excluded from the loss per share calculation for the nine months ended September 30, 1999 and 1998 since their effect is antidilutive.


3.       LINE OF CREDIT:

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with Bank of America under which a $25 million revolving credit facility (the "Bank of America Revolver") was made available to the Company. The Bank of America Revolver is available to fund working capital needs as well as new product development and acquisitions. As of September 30, 1999, the Company had approximately $18 million of borrowing availability under the Bank of America Revolver.


4.       ACQUISITIONS:

         Effective March 11, 1999, the Company acquired Patient Care Analyst ("PCA"), an Internet-based software product that provides online evaluation of patient-level hospital discharge data. PCA was acquired from the Center for Performance Improvement, a subsidiary of the Maryland Hospital Association, for $289,000 in cash. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of $162,000.
                                       .
         Effective March 31, 1999, the Company acquired certain assets, including two Internet-based physician credentialing products, of Healthcare Credentials Management Services, Inc. ("HCMS"), a leading credentials verification organization, for $4.0 million in cash. The acquisition resulted in excess of cost over net assets acquired of $1.9 million. If the acquired business exceeds certain revenue goals, potential contingent consideration will be paid by the Company based upon a multiple of certain HCMS product revenues over a predetermined amount through March 2000. Contingent consideration ultimately paid will be added to excess of cost over net assets acquired and amortized prospectively. Contingent consideration, if any, will be paid in cash.

         Effective June 4, 1999, the Company acquired all of the outstanding shares of Citizen 1 Software, Inc. ("Citizen 1") of San Francisco, California, a provider of Internet-based healthcare research products to consumers and healthcare industry participants, for $5.0 million in cash and 770,652 shares of the Company's common stock.

The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in estimated purchased in-process research and development costs of $2.0 million and estimated excess of cost over net assets acquired of $10.7 million. The Company used borrowings under the Bank of America Revolver to finance the cash portion of the acquisition consideration.

         The pro forma results of operations of the Company for the nine months ended September 30, 1999 and the year ended December 31, 1998 (as if the acquisitions described above and the Company's 1998 acquisitions of Healthdemographics, Inc., Successful Solutions, Inc. and Sweetwater Health Enterprises, Inc. had been effective January 1, 1998) are summarized as follows:


                                                              NINE MONTHS ENDED         YEAR ENDED
(Amounts in thousands, except per share data)                SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                             ------------------     -----------------
Revenue                                                            $28,084               $ 36,444
                                                                   =======               ========

Net loss                                                           $(1,435)              $(10,228)
                                                                   =======               ========

Net loss per share of common stock                                 $ (0.18)              $  (1.44)
                                                                   =======               ========

Weighted average number of common shares outstanding                 8,191                  7,104
                                                                   =======               ========


         The pro forma results do not reflect the charges for acquired in-process research and development costs, integration costs and acquisition-related costs. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the dates indicated, and they are not necessarily indicative of the results of future operations.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData Reports acquisition from 1997, additional consideration of $5.5 million and $3.0 million was paid in 1999 and 1998, respectively. In connection with the 1998 acquisition of Healthdemographics, the Company paid additional cash consideration of $4.7 million during 1999 and issued 465 shares of Series 1998-A Preferred Stock in September 1999. Each share of Series 1998-A Preferred Stock has a liquidation preference and redemption value of $10,000, is mandatorily convertible into 442 shares of common stock upon the market value of the Company's common stock reaching $22.61 per share, earns dividends at a rate of 5 percent of the redemption value, and is mandatorily redeemable at the twentieth anniversary of the date of issuance.

5.       SEGMENT REPORTING:

         The Company's reportable segments are designated as Market Performance and Physician Information. Market Performance products provide customers with comprehensive proprietary data and decision support tools for use in analyzing physician fees, healthcare utilization patterns, clinical outcomes and member satisfaction with managed care plans in the United States. Physician Information database products, software and outsourced services enable customers to access detailed information concerning the background and credentials of physicians in the United States.

         The Company evaluates each segment's profit (loss) based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, acquired in-process research and development costs and integration and acquisition-related costs).

                                         THREE MONTHS                   NINE MONTHS
                                         ------------                   -----------
                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                      -------------------           -------------------
(Amounts in thousands)
                                      1999           1998           1999           1998
                                      ----           ----           ----           ----
Revenue:
  Market Performance                $  5,963       $  4,568       $ 14,898       $ 11,015
  Physician Information                4,414          3,194         12,272          7,339
                                    --------       --------       --------       --------
                                    $ 10,377       $  7,762       $ 27,170       $ 18,354
                                    --------       --------       --------       --------

Segment profit (loss):
  Market Performance                $  2,612       $  1,919       $  6,182       $  4,620
  Physician Information                1,896            865          4,698          1,811
  Corporate                           (1,888)          (996)        (4,478)        (2,683)
                                    --------       --------       --------       --------
                                    $  2,620       $  1,788       $  6,402       $  3,748
                                    --------       --------       --------       --------

Depreciation and amortization:
  Market Performance                $    242       $    218       $    643       $    521
  Physician Information                  437            158            980            375
  Corporate                            1,075            484          2,511          1,043
                                    --------       --------       --------       --------
                                    $  1,754       $    860       $  4,134       $  1,939
                                    --------       --------       --------       --------

Reconciling income (expense):
  Acquired in-process research
    and development costs,
    integration costs and
    acquisition-related costs       $   (802)      $   (992)      $ (3,351)      $(13,056)
  Other                             $     53       $    298       $    291       $    300
                                    --------       --------       --------       --------
                                    $   (855)      $   (694)      $ (3,060)      $(12,756)
                                    --------       --------       --------       --------
Income (loss) before income taxes   $     11       $    234       $   (792)      $(10,947)
                                    ========       ========       ========       ========


                                 SEP. 30,     DEC. 31,
                                 --------     --------
                                   1999         1998
                                   ----         ----
Assets:
  Market Performance             $14,138      $11,829
  Physician Information            9,508        3,465
  Corporate                       54,392       43,826
                                 -------      -------
                                 $78,038      $59,120
                                 =======      =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading provider of healthcare intelligence that drives decision making among businesses and consumers. The Company's customers use its products and services to verify the background and credentials of physicians, assess member satisfaction with specific managed care plans, make objective comparisons of costs and clinical outcomes and analyze the supply of and demand for healthcare services. These capabilities assist the Company's customers in strategic planning, effective contracting, improving the delivery of care and increasing profitability.


ACQUISITIONS

         The acquisition of businesses with complementary products and services continues to broaden the Company's customer base, create additional cross-selling opportunities, increase market share within existing products and give rise to new product extensions and enhancements. The Company completed three acquisitions during the nine months of 1999 (the "1999 Acquisitions"), summarized as follows:

         - In March 1999, the Company acquired Patient Care Analyst ("PCA"), an Internet-based product that provides evaluation of patient-level hospital discharge data.

         - In March 1999, the Company acquired certain assets of Healthcare Credentials Management Services, Inc. ("HCMS"), a leading credentials verification organization. Assets acquired from HCMS include Healthcare Credentials Online, an Internet-based product that enables physician credentials to be verified online, and AppSTAT, an Internet-based product that streamlines the physician application process by allowing physicians to electronically maintain a single set of credentials information that can be provided to any managed care organization. The Company also acquired HCMS' outsourced physician credentialing services, which are provided to over 300 managed care clients.

         -        In June 1999, the Company acquired Citizen 1 Software, Inc.
                  ("Citizen 1"), whose suite of tools organizes the Internet's broad base of healthcare content, allowing efficient access to the most relevant information and avoiding the clutter and confusion created by the multitude of Web sites. Supported by an editorial staff and sophisticated search technology, Citizen 1 offers its advanced Web research capabilities via a free, consumer-based version at www.citeline.com, while premium Internet and intranet versions are licensed to healthcare industry researchers. Premium versions offer notification of content changes and dramatically improve research productivity by allowing simultaneous searches of the "invisible" Web databases, repositories of content which are typically reachable only through a particular site's own search engine.

         In connection with the 1999 Acquisitions, the Company acquired intangible assets, which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and their adaptability to changing market conditions.

         Also in connection with the Citizen 1 acquisition, the Company recorded a non-recurring charge related to acquired in-process research and development costs of $2.0 million. The amount of this non-recurring charge was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 30%) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred approximately $802,000 of integration costs during the third quarter of 1999. Included in the integration costs were approximately $229,000 of internal expense allocations during the third quarter of 1999, which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues. The Company estimates that it will incur additional integration costs of approximately $200,000 in connection with the 1999 Acquisitions during the remainder of 1999.

         As a result of the Company's acquisitions, including the 1999 Acquisitions, the Company's historical financial statements are not necessarily representative of financial results to be expected for future periods.
See Note 1 of Notes to Consolidated Financial Statements of the Company.

SOURCES OF REVENUE

         The Company provides services and licenses its products within its two segments, market performance and physician information. The Company also co-brands or syndicates its products with its business partners in order to enhance Caredata.com's brand recognition. The Company's product offerings enable its partners to provide Internet features and functionality to their customers and members, allowing them to remain competitive in the rapidly changing Internet marketplace without having to incur the extensive time and costs associated with the internal development of such products. In addition, the Company's licensing arrangements enable the Company to create multiple points of entry and distribution channels for the Company's products and services, build brand awareness, source additional data and expand without the associated infrastructure costs.

         The Company's market performance products include healthcare forecasting software, healthcare utilization and reimbursement data, clinical outcomes data, healthcare satisfaction and pharmacy surveys, and on-line healthcare research software. The Company's market performance services include facility profitability analysis services, reimbursement compliance services, and clinical outcomes reporting services. The Company's physician information products consist of physician recruiting databases and software, physician credentialling databases and software, and practice management software. The Company's physician information services consist of physician recruiting services, physician credentialling services, and healthcare administrative consulting services.

         The Company's license and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. Revenue from healthcare surveys is recognized as the related costs to produce the surveys are incurred. Fees from maintenance, updates and support of the Company's products are deferred and recognized ratably over the service period. Revenue from subscription to the Company's physician recruiting databases is recognized over the term of the subscription. Revenues for the Company's services are recognized as the services are performed.

         The Company's two groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the differences in seasonality among the groups of products. Of its total revenue for the three months ended September 30, 1999, the Company derived approximately 57% from market performance products and 43% from physician information products. Of its total revenue for the nine months ended September 30, 1999, the Company derived approximately 55% from market performance products and 45% from physician information products. Of its total revenue for the year ended December 31, 1998, the Company derived approximately 61% from market performance products and 39% from physician information products.

         The Company's revenue is composed of both recurring revenue from the Company's current customer base and revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period, divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage has been in excess of 65% for each of the last five years.

         In September 1999, the Company and Healthsouth Corporation entered into an amendment of their License and Services Agreement dated December 19, 1997. The amendment provides, among other things, that the License and Services Agreement will expire on December 31, 1999 rather than the originally agreed upon expiration date of December 31, 2000. The amendment was agreed to by the parties following the negotiation of a mutually acceptable economic arrangement relating to the early termination of the License and Services Agreement. The Company does not believe this amendment will have a material effect on its results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:



                                                                  THREE MONTHS             NINE MONTHS
                                                                  ------------             -----------
STATEMENTS OF OPERATIONS:                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                               -------------------     -------------------
                                                                1999         1998        1999       1998
                                                                ----         ----        ----       ----
Revenue                                                         100%         100%        100%       100%
Salaries, wages and benefits                                     42           47          44         50
Other operating expenses                                         32           30          33         30
Depreciation and amortization                                    17           11          15         10
Acquired in-process research and development costs,
   integration costs and acquisition-related costs                8           13          12         71
                                                                ---          ---         ---        ---
   Operating income (loss)                                        1           (1)         (4)       (61)
Interest income (expense) net                                    (1)           4           1          1
Income tax expense                                               --           --          (2)        --
                                                                ---          ---         ---        ---
    Net income (loss)                                            --%           3%         (5)%      (60)%
                                                                ===          ===         ===        ===


QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         Revenue. Revenue for the three months ended September 30, 1999 was $10.4 million, an increase of $2.6 million or 34% over the same period in the prior year. Approximately 47% of the increase was attributable to the 1999 Acquisitions, with the remaining increase due primarily to sales of new Internet-related products.

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended September 30, 1999 were $4.4 million, an increase of $789,000 or 22% over the same period in the prior year. The increase was primarily the result of the 1999 Acquisitions. Salaries, wages and benefits as a percentage of revenue decreased to 42% from 47% in the same period in the prior year primarily due to operational efficiencies resulting from integration activities during 1998 and 1999.

         Other operating expenses. Other operating expenses for the three months ended September 30, 1999 were $3.4 million, an increase of $994,000 or 42% over the same period in the prior year. This increase is primarily related to costs associated with the 1999 Acquisitions and costs associated with the Company's expansion into the Internet market; consequently, other operating expenses as a percentage of revenue increased to 32% as compared to 30% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 1999 were $1.8 million, an increase of $894,000 or 104% over the same period in the prior year. The increase was primarily the result of the amortization of goodwill and intangible assets acquired in the 1999 Acquisitions and the acquisitions made by the Company in 1998 (the "1998 Acquisitions") consequently, depreciation and amortization as a percentage of revenue increased to 17% as compared to 11% in the same period in the prior year.

         Acquired in-process research and development costs, integration costs and acquisition-related costs. Integration costs and acquisition-related costs for the three months ended September 30, 1999 were $802,000 as compared to $992,000 in the same period in the prior year. The Company anticipates integration costs of approximately $200,000 during the remainder of 1999 related to the 1999 Acquisitions.

         Interest income(expense), net. Net interest expense for the three months ended September 30, 1999 was $53,000, compared to net interest income of $298,000 for the same period in the prior year, primarily due to the borrowings under the Bank of America Revolver in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenue. Revenue for the nine months ended September 30, 1999 was $27.2 million, an increase of $8.8 million or 48% over the same period in the prior year. The increase was primarily attributable to the full period versus partial period impact of the 1998 Acquisitions as well as acquisitions made by the Company in 1999 and sales of new Internet-related products.

         Salaries, wages and benefits. Salaries, wages and benefits for the nine months ended September 30, 1999 were $12.0 million, an increase of $2.8 million or 31% over the same period in the prior year. The increase was primarily the result of the full period versus partial period impact of the 1998 Acquisitions. Salaries, wages and benefits as a percentage of revenue decreased to 44% from 50% in the same period in the prior year primarily due to operational efficiencies resulting from integration activities during 1998 and 1999.

         Other operating expenses. Other operating expenses for the nine months ended September 30, 1999 were $8.8 million, an increase of $3.4 million or 62% over the same period in the prior year. This increase is primarily related to the full period versus partial period impact of the 1998 Acquisitions as well as costs associated with the Company's expansion into the Internet market; consequently, other operating expenses as a percentage of revenue increased to 33% as compared to 30% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the nine months ended September 30, 1999 were $4.1 million, an increase of $2.2 million or 113% over the same period in the prior year. The increase was primarily the result of the amortization of goodwill and intangible assets acquired in the 1999 and the 1998 Acquisitions; consequently, depreciation and amortization as a percentage of revenue increased to 15% as compared to 10% in the same period in the prior year.

         Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs for the nine months ended September 30, 1999 were $3.4 million as compared to $13.1 million in the same period in the prior year. The Company recorded approximately $2.0 million of acquired in-process research and development costs for the acquisition of Citizen 1 for the nine-month period ended September 30, 1999 as compared to $11.7 million recorded in the same period in the prior year related to the 1998 acquisitions. Integration costs for the nine months ended September 30, 1999 were $1.4 million, the same as in the same period in the prior year. The Company anticipates integration costs of approximately $200,000 during the remainder of 1999 related to the 1999 acquisitions.

         Interest income (expense), net. Net interest income for the nine months ended September 30, 1999 was $291,000, compared to net interest income of $300,000 for the same period in the prior year, primarily due to the remaining proceeds from the Company's June 1998 follow-on offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $2.7 million as of September 30, 1999 as compared to working capital of $25.9 million at December 31, 1998. The decrease was due primarily to the use of working capital for the 1999 Acquisitions and the payment of $10.2 million of contingent consideration in connection with the acquisitions of Healthdemographics and CareData Reports.

         Net cash provided by operating activities totaled $206,000 for the nine months ended September 30, 1999 as compared to cash used in operating activities of $3.5 million for the same period in the prior year. The increase in cash provided by operating activities of $3.7 million was primarily due to operational efficiencies as a result of the Company's integration activities as well as an increase in operating income before amortization and depreciation charges.

         Net cash used in investing activities was approximately $25.3 million for the nine months ended September 30, 1999 as compared to $17.2 million in the same period in the prior year. In the nine months ended September 30, 1999, the Company used $9.2 million in cash to fund the acquisitions of PCA, HCMS and Citizen 1, and $10.2 million of contingent consideration was paid in cash in connection with the acquisitions of Healthdemographics and

CareData Reports. The remaining cash used in investing activities for the nine months ended September 30, 1999 funded $2.6 million in fixed asset purchases, $2.4 million of software development, and other investments of $1.2 million, offset by a $373,000 partial repayment of a note receivable from a stockholder.

         Net cash provided by financing activities was $6.8 million for the nine months ended September 30, 1999 as compared to $39.0 million for the same period in the prior year. The cash provided by financing activities in 1999 was primarily due to borrowings on the revolving line of credit with Bank of America (as described below) to partially fund the acquisition of Citizen 1 and additional consideration in connection with the acquisition of Healthdemographics. The cash provided by financing activities in 1998 was primarily due to proceeds from the Company's follow-on offering completed in June 1998.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company is required to make additional payments, which could be material. In connection with the CareData acquisition, additional consideration payments of $5.5 and $3.0 million were made in 1999 and 1998, respectively. In connection with the Healthdemographics acquisition, additional consideration of $4.7 million in cash was paid in 1999 and 465 shares of Series 1998-A Preferred Stock with a liquidation preference of $10,000 per share were issued in September 1999.

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with Bank of America under which a $25.0 million revolving credit facility (the "Bank of America Revolver") was made available to the Company. The Bank of America Revolver is available to fund working capital needs, new product development and acquisitions. In June 1999, the Company borrowed $5.0 million on the Bank of America Revolver to partially fund the acquisition of Citizen 1. In September 1999, the Company borrowed $1.7 million on the Bank of America Revolver to partially fund the additional consideration paid in connection with the Healthdemographics acquisition. At September 30, 1999, the Company had approximately $18.3 million in borrowing availability remaining on the Bank of America Revolver.

         The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. The Company believes that the available borrowings under the Bank of America Revolver and cash generated from operations will be sufficient to meet the capital expenditure and working capital needs for the Company in the near term.

EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the Company's results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company and the healthcare information industry.

YEAR 2000 COMPLIANCE

         Many of the world's computer systems and non-information technology systems have programs and imbedded chips using two digits rather than four to define the applicable year. If not addressed, such computer systems could be unable to properly interpret dates beyond the year 1999. Essentially all of the Company's systems and software are Year 2000 compliant. To bring the remaining systems and software into compliance by end of the fourth quarter of 1999, the Company has designed a Year 2000 compliance program.

         The Company's project team has completed the Year 2000 assessment for all business areas that may be impacted by the Year 2000 issue, including assessment of the following business areas: IT systems, Non-IT systems, third parties and the Company's products. The assessment included an inventory in all areas, state of readiness determination, assessment of risk and cost associated with non-compliant items, development of contingency plan steps in the event of non-compliance and the remediation steps for non-compliant items. The Company's remediation efforts were prioritized in order of risk, with the most critical items corrected immediately. The

Company assessed risk based on the level of impact to operations and the ability to deliver quality products to its customers.

         The Company designates each of the statements made by it in this section as a Year 2000 Readiness Disclosure. Such statements are made pursuant to the Year 2000 Information and Readiness Disclosure Act.

State of Readiness

         Substantially all of the Company's business areas are Year 2000 compliant. The Company has developed a plan to bring the remaining areas into compliance, and the Company has scheduled completion of such plan by December 1999. The Company is in the process of assessing the Year 2000 compliance of third parties, including its customer and vendors. Detailed project plans have been designed for bringing all non-compliant issues into compliance; however, the process of analyzing Year 2000 issues, particularly as they relate to customers and suppliers, is ongoing.

Cost

         The Company's current estimate of the remaining cost of compliance is under $20,000; however, the process of analyzing these issues is ongoing, and the estimate may change. The Company's cost estimate does not include unforeseen costs in the event of additional programming hours and similar matters. The Company does not anticipate that the overall costs will have a material impact on the Company's financial results or financial condition.

Contingency Plans

         The Company has developed written contingency plans for all currently identified non-compliant items. The Company has also developed a project plan and has assigned dates and responsibilities to each action item.

Remediation Steps

         The Year 2000 project team plans to achieve full remediation of all non-Year 2000 compliant items by December of 1999.

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

         Variable Quarterly Operating Results; Seasonality. The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly results may fluctuate as a result of a variety of factors including, but not limited to, the length and unpredictable nature of the Company's sales cycle; demand for the Company's products; the timing of significant new customer contracts; the loss or non-renewal of significant customer contracts; the timing of acquisitions or new strategic Internet relationships; competitive conditions in the industry; changes in customer budgets; and general economic factors. The Company has historically recorded a disproportionate amount of its revenue for each quarter in the final month of the quarter, while expenses have been incurred more evenly throughout the period. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and more favorable operating margins occurring in the second half of the year. Accordingly, results of operations for any particular quarter may not be indicative of results of operations for future periods. Additionally, a significant portion of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations concerning future revenue. If revenue is below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to adjust spending quickly enough to compensate for the revenue shortfall. Accordingly, even a small variation from expected revenue could have a material adverse effect on the Company's operating results and financial condition for a given quarter. Fluctuations in the Company's revenue and operating results could have a material adverse effect on the market price for the Company's Common Stock.

         History of Operating Losses; Uncertain Profitability. The Company incurred net losses in the years ended December 31, 1996, 1997 and 1998 and in the nine-month period ended September 30, 1999. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Furthermore, in applying the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to the Company, particularly considering the Company's history of net losses, the Company has been unable to support a conclusion that it is more likely than not that its deferred tax assets will be realized for purposes of SFAS 109. As a result, the Company has provided a full valuation allowance against its net deferred tax assets.

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

         Risks of Integration of Acquired Operations. The process of integrating management services, administrative organizations, facilities, management information systems and other operational aspects of acquired businesses, products or services can be time consuming and costly, and may distract management from day-to-day operations. The difficulties of integration may be increased by challenges in coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. If the Company is to realize the anticipated benefits of past and future acquisitions, the operations of the acquired entities must be combined and integrated successfully. There can be no assurance that the Company's integration processes will be successful or that the anticipated benefits of any past or future acquisitions will be realized. Furthermore, there can be no assurance that there will not be substantial unanticipated costs or liabilities, or other material adverse effects associated with past or future acquisitions and integration activities conducted by the Company.

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

         Risk Related to Intangible Assets and Acquisition Related Charges. Largely as a result of the Company's various acquisitions, the Company has recorded approximately $54.0 million in intangible assets net of accumulated amortization as of September 30, 1999. Such intangible assets are being amortized over periods of five to 15 years. The Company expects its intangible assets to increase in connection with future acquisitions, in connection with future contingent consideration payments for acquisitions that have been consummated and in connection with capitalized software development projects, resulting in increases in the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company regularly evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition.

         In connection with many of its acquisitions, the Company has recorded non-recurring charges related to in-process research and development costs. The amount of each of these non-recurring charges is equal to the estimated current fair value of specifically identified technologies for which technological feasibility has not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist at the time of acquisition. The Company has recorded approximately $4.4 million of these charges in 1997, $11.7 million in 1998 and $2.0 million in the nine months ended September 30, 1999. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases.

         Uncertainty and Consolidation in the Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers, payors and other industry participants. The Company's products and services are designed to function within the current structure of the U.S. healthcare system; therefore, the commercial value of the Company's products could be adversely affected if there were material changes in the current U.S. healthcare system. Many federal and state legislators have announced that they intend to propose programs to reform the U.S. healthcare system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change healthcare delivery and payment systems. Participants in the healthcare market may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's products and services. In addition, in response to this changing environment, many market participants are consolidating to create larger health care delivery organizations. This consolidation reduces the number of potential customers for the Company and may increase the bargaining power of these organizations, which could lead to reduced prices for the Company's products and services. The impact of these developments on the healthcare industry is difficult to predict and could have a material adverse effect on the Company's business, results of operations or financial condition.

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

         Adverse Impact Of Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could have the effect of delaying, deterring or preventing a change of control involving the Company. Specifically, the Company's Certificate of Incorporation, as amended, provides for the issuance of up to 995,000 shares of preferred stock with such rights and preferences as may be determined by the Board of Directors. Such shares may be issued without further stockholder approval in circumstances that could have the effect of preventing or delaying a change of control. The Company's Board of Directors is classified into three classes, with each class of directors having a staggered three-year term. The Company's Bylaws prohibit action by the stockholders through written consent and restrict the ability of stockholders to call stockholder meetings and propose action at meetings. In addition, Section 203 of the Delaware General Corporation Law restricts transactions between the Company and any "interested stockholders" (as defined therein). Finally, the Company adopted a Shareholder Protection Rights Agreement, commonly known as a "poison pill," in August of 1998. These provisions could reduce or eliminate any takeover premium in the market price for the Company's Common Stock or otherwise limit the price certain investors might be willing to pay for the Company's Common Stock.

         Reliance on Strategic Relationships. The Company has established strategic relationships with a number of healthcare industry participants and intends to continue doing so. These relationships are intended to increase awareness of and access to the Company's products and services without a substantial increase in internal costs, proliferate the Caredata.com brand, improve product and data offerings, generate revenue to the Company, and augment the Company's healthcare, Internet, and marketing expertise. The Company's experience in establishing and managing these relationships is limited; therefore, the success or failure of such relationships is difficult to predict. The costs of establishing and managing these relationships could exceed any revenue they generate. Loss of these strategic relationships, failure of these relationships to generate additional revenue, actions taken by the Company's partners in these relationships which conflict with the Company's values and objectives, and failure by the Company to establish new strategic relationships in the future could have a material adverse effect on the Company's business, results of operations and financial condition.

         Internet Regulation Uncertainties. Currently, Internet access, content, commerce, privacy, and usage are largely unregulated. With the increased usage of and transition to the Internet by both consumers and commercial users, it is likely that local, state, federal, and international government agencies and other regulators will adopt new laws and regulations covering such issues. Because Internet-related revenues are becoming a significant portion of the Company's revenue, any new law or regulation impairing the growth and usage of the Internet may hinder the demand for the Company's Internet-related products and services and could have a material adverse effect on the Company's business, results of operations or financial condition.

         Dependence on Key Personnel. The Company's success is substantially dependent on the performance of its key employees, including its senior management team, key sales and marketing personnel, and key technical personnel. The loss of the services of any of these key employees could have a material adverse effect on the business, results of operations or financial condition of the Company. The Company is heavily dependent upon its ability to attract, retain and motivate skilled sales, marketing, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, hire, or retain other highly qualified sales, marketing, technical and managerial personnel in the future. The inability to attract, hire, assimilate or retain the necessary sales, marketing, technical and managerial personnel could have a material adverse effect upon the Company's business, results of operations or financial condition.

         Liability for Information Retrieved from the Internet. Because information distributed over the Internet is subject to unauthorized copying, redistribution and other potential miss-uses, the Company may be exposed to potential copyright infringement claims, privacy complaints, breach of contract claims, or other legal claims that may not be covered by the Company's liability insurance, which may have a material adverse effect on the Company's business, results of operations or financial condition.

         Dependence on the Internet. Access to the Company's Internet-related products and services depends on the Internet infrastructure remaining a reliable and effective medium. As the number of users of and products and services offered on the Internet grows, there can be no assurance that the Internet infrastructure will continue to be able to support the increased demands placed upon it. In addition, the Internet could lose its commercial viability if new technology and processes designed to alleviate increased levels of Internet activity are not developed. Failure of the Internet to maintain a reliable and effective infrastructure necessary to support commercial transactions or the loss in confidence in the marketplace in the Internet's ability to maintain a reliable and effective infrastructure may have a material adverse effect on the Company's business, results of operations and financial condition.

         Risk of System Failure. Many of the Company's products and services are accessible only over the Internet. The Internet and the Company's related hardware and software is vulnerable to interruption or damage from fire, floods, earthquakes, power loss, telecommunications failures, computer viruses, and intentional sabotage. The occurrence of any of these interruptions could have a material adverse effect on the Company's business, results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Quarterly Report on Form 10-Q Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," should," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the matters discussed above under the caption "Risk Factors" and other factors that may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company currently maintains all cash in United States dollars in highly liquid, interest-bearing, investment-grade instruments with maturities of less than three months, which the Company considers cash equivalents. The Company has no "market risk sensitive instruments."

         The Company's line of credit agreement provides for borrowings that bear interest at variable rates based on either LIBOR or Bank of America prime rate. At September 30, 1999, the Company had $6.7 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

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

3.1.2             Certificate of Designation, Preferences and Rights of Series A
                  Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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

10.1              Amendment to License and Services Agreement dated September
                  27, 1999 by and between Medirisk of Illinois, Inc. and HealthSouth Corporation.*

11                Statements of Computation of Per Share Income (Loss)

27                Financial Data Schedule (EDGAR Filing Only) (For SEC use only).


(b)     Reports on Form 8-K

* Confidential Treatment pursuant to 17 CFR sec. 200.80 and 240.24-b-z has been requested regarding certain portions of the indicated Exhibit, which portions have been separately filed with the Commission.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Caredata.com, Inc.

November 15, 1999                     By:   /s/ Thomas C. Kuhn III
                                            ---------------------------
                                            Thomas C. Kuhn III
                                            Senior Vice President
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

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

3.1.2             Certificate of Designation, Preferences and Rights of Series A
                  Junior Participating Preferred Stock (incorporated by reference from Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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

10.1              Amendment to License and Services Agreement dated September
                  27, 1999 by and between Medirisk of Illinois, Inc. and HealthSouth Corporation.*

11                Statements of Computation of Per Share Income (Loss)

27                Financial Data Schedule (EDGAR Filing Only) (For SEC use only).

----------------
* Confidential treatment pursuant to 17 CFR sec. 200.80 and 240.24-b-7 has been requested regarding certain portions of the indicated Exhibit, which portions have been separately filed with the Commission.