Form 10-K405
period 1999-12-13
CAREDATA COM INC
filed 2000-03-29
CIK 927456

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-22005

                               CAREDATA.COM, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      58-2256400
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)
        TWO PIEDMONT CENTER, SUITE 400
           3565 PIEDMONT ROAD, N.E.
               ATLANTA, GEORGIA                                  30305-1502
   (Address of principal executive offices)                      (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the registrant (6,463,291 shares) on March 20, 2000: $54.7 million

     The number of shares of Common Stock of the Registrant outstanding as of March 20, 2000 was 8,253,701 shares.

DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS OF THE REGISTRANT WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Caredata.com, Inc. (together with its subsidiaries, Caredata.com or the "Company") is an online syndicator of healthcare content and applications to a wide range of Internet portals and e-commerce sites. The Company enables Web sites to enhance their content offerings by delivering its proprietary databases and co-branded tools to their established online communities. As a supplier of Web-based content and applications the Company is not subjected to the intense marketing costs needed to attract site users. E-Health portals, payor sites, online destinations targeting small subsets of healthcare consumers and provider sponsored sites all need to attract and keep visitors at their sites. Caredata.com's Web applications and proprietary content attract visitors and provide this "stickiness" to its customers' Web sites without the customer having to spend the significant time and capital that would be required to develop similar applications and content on their own. Caredata.com currently has more than 30 strategic partnerships and alliances with leading Web businesses.

     Caredata.com is also a provider of proprietary database products, decision-support software and analytical services to the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed-care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist healthcare industry participants in strategic planning, effective contracting and improving the delivery of care.

     Caredata.com's databases have been built by collecting, standardizing and normalizing various forms and types of healthcare information. The Company's databases include information submitted by customers, information purchased, data gathered from various regulatory and governmental agencies, and data generated from the results of proprietary surveys of consumers and other payors. Caredata.com believes the long-standing relationships under which it collects data and the data interpretation methodologies used by the Company represent significant competitive advantages. Caredata.com's databases are updated to reflect changes in the industry and, in the case of its market performance and clinical performance databases, to take into consideration secondary factors such as co-morbidity, case mix and demographics. These attributes permit customers to compare objectively their financial and clinical performance to industry or customer-specific benchmarks contained in the Company's databases with specificity and precision.

INDUSTRY OVERVIEW

     Healthcare is the single largest vertical market in the United States, representing over $1.2 trillion dollars in annual spending or approximately 14% of the U.S. gross national product, according to the Health Care Financing Administration ("HCFA"), with expectations of reaching $2.2 trillion dollars by 2008. Additionally, current estimates from the Department of Commerce indicate that roughly $200 billion of these expenditures are related to wasteful administrative costs. The Company believes a strong demand will continue in the marketplace for its products. The result is a growing demand for products incorporating financial, clinical, and analytical tools that leverage data in order to assess managed-care contracts, analyze outcomes, evaluate managed-care member satisfaction, verify the qualifications of providers, and meet ongoing accreditation requirements. While some payors and providers have recently adopted new information systems that allow them to capture cost, utilization, and clinical outcomes data regarding their own businesses, the Company believes these payors and providers generally have not been able to effectively use such data to gain perspective on the marketplace. To accurately analyze the potential impact of managed-care contracts, payors and providers need benchmark data against which they can compare internal data and information relating to statistical differences in healthcare costs, projected utilization and outcomes among urban, suburban and rural markets.

     The increasing market penetration of managed care and government regulation are forcing healthcare providers and payors to find more efficient and profitable ways to conduct their businesses without compromising the quality of care. However, the traditional infrastructure of healthcare technology has largely consisted of disparate information systems and data repositories, with minimal options for connectivity to use the information in concert. Physicians, who account for the majority of decisions impacting healthcare spending, are increasingly overwhelmed with professional and administrative burdens that impose on their ability to practice medicine.

     Recognizing these opportunities, many "e" and ".com" Internet-based companies have used the fastest growing medium in history to rapidly initiate dramatic changes throughout the healthcare landscape. These digital health companies are using the Internet as a universal communications platform to provide an array of content and services to multiple players in the healthcare industry, including consumers, physicians and payors. Media Metrix captured 49.1 million unique Internet visitors during the first week of 2000, and Jupiter Communications expects the worldwide number of Internet users to exceed 250 million by the year 2002. With over 20,000 health-related Internet sites, an estimated 40% of physicians claiming to use the Web, and approximately $1.5 billion dollars raised over the past year to support Internet-focused healthcare companies, the impact of the Internet and the World Wide Web on the healthcare industry is considerable and is expected to grow.

     The accessibility of medical information via the Internet and managed-care arrangements have combined to empower consumers as active participants in their healthcare, from researching a particular disease or medical topic to selecting a primary-care physician for their family. A Harris poll conducted in February 1999 concluded that over 60 million people searched the World Wide Web for health-related information in 1998 alone, clearly highlighting the desire people have to utilize available healthcare information. A more defined study conducted by Cyber Dialog noted that 85% of health-related searches were for information about diseases and treatments.

     The professional-oriented sites target physicians, payors and healthcare facilities, offering services such as timely news and filtered content, e-mail services and online tools and applications to ease administrative requirements like credentialing, scheduling, billing, transmitting prescriptions and verifying patient eligibility. These Application Service Provider ("ASP") Web-enabled products are attractive, as the Internet allows users to access and share information through a common platform.

STRATEGY

     Caredata.com's objective is to be a leading online syndicator of healthcare content and applications to a wide range of Internet portals and e-commerce sites, as well as a provider of proprietary database products, decision-support software and analytical services to all participants of the healthcare industry, including: payors, providers, employers, pharmaceutical companies and consumers. This objective is an expansion of the Company's historic business model as it moves to focus on the Internet as a significant way to generate growth. This new focus was evidenced by the co-branding relationships entered into in the third and fourth quarters of 1999. This strategy continues to evolve as noted in the "Internet Business Model" discussion below. To attain this objective, Caredata.com is pursuing the following strategies:

          Leverage the Company's Content Assets Via the Internet. Caredata.com will focus on building core competencies for the development of high-performance Internet applications and a solid Web operations platform that will support heavy user traffic among our syndicated content and applications. The Company also believes that it must focus on leveraging the capacity of the Internet as a channel for collecting additional data to enhance and grow its content assets.

          Establish the Company as a Highly-Visible Provider of Internet Content Infrastructure. The Company plans to build a distribution platform (which Caredata.com refers to as an "eHealth network") on the Internet for generating e-commerce revenue growth. This will be accomplished by integrating Caredata.com content and applications into a plurality of eHealth Web sites in order to reach as many healthcare professionals and consumers as possible. Additionally, the Company plans to generate transactional revenue by making its eHealth network available as a distribution channel for products and services of various e-commerce partners.

          Internet Business Model. The current Internet business model involves several revenue streams: co-branding fees, revenue from e-commerce transactions, and advertising revenue. Co-branding fees relate to the deployment of the Company's Internet products on a co-branded and integrated basis with Web sites of its customers. Because the co-branded products are end-user oriented and hosted on Caredata.com's servers, the Company has the ability to make contextual, user-targeted placements promoting the products and services of e-commerce customers and advertisers. Over time, the Company expects to reduce its up-front co-branding fees in order to maximize the market penetration of its co-branded products and, thus, its Internet distribution channel. It is anticipated that this broader distribution channel will be leveraged to generate greater e-commerce and advertising revenues.

          Leverage the Company's Existing Customer Base. Caredata.com believes the increasing demand for healthcare information, coupled with its broad customer base, provides an opportunity for internal growth. The Company believes it has developed a reputation for providing objective, value-added information products. The Company intends to leverage these relationships by cross-selling additional products and services to existing customers and increasing product penetration through sales to other operating units, departments or divisions of existing customers.

        Develop New Web-Based Applications, Database Products and Decision-Support Tools. Caredata.com actively develops new Internet applications, data products and decision-support tools. In 1999, the Company introduced several new products and product enhancements. The Company also expects to introduce additional new products and product enhancements during 2000. Over time, the Company intends to cross-correlate existing and future databases in an effort to develop integrated product offerings. For example, Caredata.com believes that by linking many of its market performance products, cost and quality could be evaluated together. Finally, by creating new Internet or Web-enabled products through versioning of the Company's current and future databases, Caredata.com will work to meet the needs of current and new healthcare customer segments.

          Acquire and Integrate Complementary Products and
     Businesses. Caredata.com intends to acquire additional companies, products, databases and other resources to expand into related areas and to increase market share within the Company's existing product lines. Caredata.com believes that the acquisition of new products and customers creates compelling cross-selling opportunities, enhances the development of new products by facilitating cross-correlation of existing and acquired products and provides significant operating leverage. See "Acquisitions" and "Investments."

          Emphasize Recurring Revenue. Caredata.com seeks to maximize recurring revenue by emphasizing multi-year contracts and contract renewals on its subscription-based products and co-branded syndicated Web-based content and applications. The Company believes that its recurring revenue results principally from revenue enhancements or cost savings achieved by Caredata.com customers when they use the Company's products, as well as from customers' ongoing need for current information due to the rapid pace of change within the healthcare industry.

ACQUISITIONS

     Caredata.com believes the selective acquisition of complementary businesses results in a more rapid expansion of its product line and customer base and enables the Company to leverage its sales and marketing organizations. As a result, Caredata.com has invested significant resources to build the business platform necessary to be a consolidator in the fragmented healthcare-information technology and services industry. From its initial public offering in January 1997 through December 31, 1999, Caredata.com has acquired ten companies that provide complementary products and services. The Company believes the acquisition of these entities creates significant cross-selling opportunities among its respective product offerings, increases its market share within existing product lines, and provides product and customer expansion opportunities. As part of a systematic approach to implementing its acquisition strategy, Caredata.com has corporate resources dedicated to identifying, analyzing and pursuing targeted acquisition candidates.

INVESTMENTS

     Caredata.com will continue to participate in the rapid growth of the eHealth industry through a selective investment program. During 1999, the Company made minority equity investments in several private eHealth companies. These investments and future investments are strategic partnerships where Caredata.com can provide substantive value to these companies in the form of products, distribution, strategic planning and connections with other business partners. These strategic partnerships offer the Company the opportunity to further distribute its products and to have access to new content synergies, products and technologies.

PRODUCTS AND SERVICES

     Caredata.com is a leading online syndicator of healthcare content and applications to a wide range of Internet portals and e-commerce sites. The Company enables Web sites to enhance their content offerings by delivering co-branded tools to established online communities. These syndicated tools and services empower physicians, consumers and healthcare enterprises to gain insight into critical healthcare information and conduct business more efficiently.

     Caredata.com also provides products and services designed to enable its customers to measure and assess the performance of healthcare services in the United States and to forecast the supply of and demand for healthcare services. At the core of the Company's products and services are several proprietary databases. The detailed nature of Caredata.com's databases provides precise data that customers can use to address specific decision-making needs and offers the Company's customers competitive advantages. Caredata.com also provides decision-support software tools that enhance the utility of its database products, as well as customized analytical services. Caredata.com has developed its databases and decision-support software for ease of use and the Company updates these databases to ensure that its products are accurate and current. The Company uses industry-standard software and database tools. All systems are designed to be open, scalable and compatible with multiple technology platforms.

  Market Performance Products

     Caredata.com's market performance products, several of which are Web-enabled, provide customers with comprehensive proprietary data and decision-support tools for use in measuring clinical outcomes and analyzing physician fees, healthcare utilization patterns and member satisfaction with managed-care plans in the United States. The following is a description of the Company's primary market performance products:

          Caredata(TM) Reports. Caredata Reports are reports that are created utilizing information accumulated and analyzed by the Company regarding consumer satisfaction with managed health care. Based on this data, Caredata Reports rank specific health plans. Comparative market analysis is available for 28 geographic markets. To collect data used in Caredata Reports, the Company conducts healthcare consumer surveys that are sponsored by hundreds of major employers and measure member satisfaction with approximately 150 aspects of managed health care. This product line is utilized by health plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products.

          HealthPacs(R). HealthPacs are unique sets of data organized by medical specialty or healthcare service lines. They are a source of current and future market demand and utilization data. HealthPacs include demographic information about a community, population-based models of the incidence or prevalence of diseases by category, estimates of the demand for services by setting (inpatient, outpatient, physician services, etc.), and the supply of local providers available to meet the demand. These models provide current-year estimates and forecast the demand of healthcare over the next 5 years.

          Avenir(R). Avenir is a Windows(R)-based decision-support application that integrates HealthPacs data sets with reporting, mapping and graphics software. Avenir allows hospitals, health plans and other healthcare industry participants to conduct detailed market analyses, forecasting and strategic planning.

          Patient Care Analyst. Patient Care Analyst ("PCA") is an Internet application for the analysis of patient origin, market share and competitor profiling. PCA allows the user secure, direct Internet access to patient discharge data for state databases and the national MEDPAR(R) (discharge records for Medicare patients) data and can be used for analysis in multiple data sets.

          Caredata(TM) Fee Manager. Fee Manager reports reimbursement rates for medical procedures for various types of payors and specific geographic markets across the United States. Fee Manager provides data concerning reimbursement levels that providers are accepting from managed-care plans and other payors, rather than fees charged by those providers, a distinction critical to an accurate understanding of market conditions. Fee data in Fee Manager are tracked by the AMA's Current Procedural Terminology ("CPT") codes, which define all current medical procedures, and are segregated into 287 separate market areas in the United States (compared to 89 market areas that were tracked by HCFA in 1997). Caredata.com believes that Fee Manager divides the United States into more geographic markets than most competing products, thereby allowing customers to make more precise fee decisions. A customer can license data for a specific market, state or region or for the entire United States.

          Caredata(TM) Capitation Manager. Capitation Manager is a decision-support application that integrates the Company's Fee Manager software and proprietary procedure utilization database and calculates capitation rates based on customer-provided pricing and demographic assumptions. With Capitation Manager, the customer enters the demographic profile of a group proposed to be covered in a capitated arrangement, the services to be provided and proposed capitated pricing for those services. Capitation Manager then calculates the expected utilization of the services to be provided and compares the proposed capitated pricing to managed-care, fee-for-service, Medicare and other fee benchmarks tracked by the Company within a specific market.

          RapidPlanner(TM). For those customers desiring some of the functionality of Avenir without having to acquire and load a software application, RapidPlanner maps and reports are decision-support tools for forecasting and strategic planning which contain HealthPacs and MEDPAR(R) data, and which correspond to customer-defined market areas. The customer has access to a variety of reports and maps.

          myHealthPlanSelector(TM). myHealthPlanSelector is a personalized health plan evaluation tool which ranks U.S. metropolitan health plans based on a consumer's stated profile. It contains customer satisfaction information derived from consumers surveyed semi-annually and administered at the employer level, covering 28 major metropolitan areas in the U.S. This Web-based application is provided to Web portals and healthcare Web sites on a co-branded basis.

          CiteLine(TM). CiteLine is an editorially assisted consumer-oriented search engine which generates focused vertical searches of the World Wide Web on healthcare-related topics, allowing the end-user to perform medical searches over a screened collection of quality sites that contain information on disease and treatment, research and trials, news and journals and healthcare organizations.

          CiteLine(TM) Quick Reference. CiteLine Quick Reference is a more selective and subscription-based version of CiteLine designed to be used by pharmaceutical and healthcare industry professionals for conducting business-relevant research including assessment of markets, competitive analyses, modeling the economics of healthcare markets and determining regulatory requirements. This product is deployed to the corporate Intranets of subscribing organizations.

          CiteLine(TM) Professional. CiteLine Professional is the highest-powered subscription-based version of CiteLine and is designed to supplement research-intensive professionals in the pharmaceutical, diagnostics and medical device industries. This Windows(R)-based software product includes access to thousands of Web-based medical industry databases not found in CiteLine or CiteLine Quick Reference. In addition, CiteLine Professional's "Site Monitor" feature allows users to be automatically notified when relevant Web content changes.

          Caredata(TM) Clinical Outcomes Ratings Instruments. Caredata.com offers clinical outcomes ratings instruments that enable customers to measure clinical outcomes across a full range of care within a variety of medical specialties. The data included in these products are gathered by Company-certified clinicians, automated patient information systems and Caredata.com's patient interview staff using the Company's standardized outcomes ratings instruments. These outcomes ratings instruments are currently available to track clinical outcomes in rehabilitation, ambulatory surgery, orthopedics, occupational health, pain management, neurological care, wound care, respiratory care and nutrition and infection therapy.

  Physician Information Products

     Caredata.com provides database products, software and outsourced services designed to enable its customers to access detailed information concerning the background and credentials of physicians in the United States. The Company's physician information products facilitate its customers' ability to establish or improve physician recruiting efforts on a cost-effective basis, develop healthcare networks and market the provider component of healthcare services. Caredata.com's physician information products also aid hospital and managed-care customers in verifying the credentials of physicians and other providers with whom they work. Hospitals, managed-care organizations and other healthcare industry participants are required to verify and periodically re-verify such credentials in order to maintain accreditation by organizations such as the National Committee for Quality Assurance ("NCQA") and JCAHO. The Company's credentials service has successfully completed all 10 of the audits of credentialing processes conducted by NCQA. The Company's physician database is comprised in part of physician data from the AMA's Physician MasterFile. All physician information is further validated and enhanced by Caredata.com's staff conducting personal telephone interviews with the physicians. Current products include:

          Provider Credential Verification Report. The Provider Credential Verification Report is a report that provides customers with an efficient and cost-effective means to verify electronically the key professional credentials of participating healthcare practitioners using primary source data. When joined with the Company's electronic processing of a National Practitioner Database and/or Federation of State Medical Boards query and written verification of a practitioner's hospital privileges, malpractice insurance coverage and claims history, the Provider Credential Verification Report becomes the central component of the Company's credential and verification service.

          appSTAT(TM). appSTAT is an Internet-based service that allows physicians to simplify the managed-care application process by maintaining a single, universal application for all current and future affiliations. Physician subscribers can update their professional information via secure Internet connections. This single data set can then be used to automatically populate the unique applications of HMO's, PPO's, hospitals and IPA's, as requested by the appSTAT subscriber.

          LUCI(TM). LUCI offers payors, hospitals and health plans a tool to collect, manage and analyze vast amounts of provider-related data. The system simplifies the process of managing provider networks by enabling the storing and processing of complex provider relationship data, including contracts between providers, practices and networks, network affiliations, flexible fee schedules, group contracting and credentialing. LUCI is a 32-bit, Microsoft(R)-based, ODBG-compliant application that works with a variety of databases, including SQL Server with the Microsoft NT(R) server operating system, Sybase(R) and Oracle(R) with either Microsoft NT(R) or Unix(R) operating systems. The client-server architecture makes it readily deployable across wide-area networks.

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

          PrimeSourceWeb(TM). PrimeSourceWeb is an Internet-based product that provides access to the Company's PRIMESOURCE national database repository of primary source physician information, providing real-time credentials verification. Internet access provides continually refreshed credentialing information and reduces the paperwork traditionally associated with the credentialing process, thereby enhancing the efficiency of credentialing staffs.

          PrimeSource(R)EDI -- Validation and EDI -- Verification. The PrimeSource EDI Practitioner Validation System and the PrimeSource EDI Practitioner Verification System allow PrimeSource customers to validate and/or verify healthcare practitioners in real time over the Internet. These systems each use a request/response model where a PrimeSource customer's client computer system transmits a validation or verification request for a practitioner to which the PrimeSource host computer system provides a validation or verification response.

          myPhysicianSelector(TM). myPhysicianSelector is a consumer-oriented tool for identifying practicing physicians in the U.S. based on multiple criteria such as geography, specialty, years in practice, or name. Unlike similar competing locators, it includes board certifications, gender, training and years in practice. This Web-based application is provided on a co-branded basis to Web portals and healthcare Web sites.

          PracticeMatch(R) Physician Relocation Database. PracticeMatch is a decision-support system that provides in-house physician recruiters with on-line Internet access to the Company's physician database. By establishing a series of search and selection criteria, subscribers obtain information about physicians who satisfy specified criteria. The customer can then print or download the information for use in building in-house databases, generating recruiting status reports and tracking recruiting expenses associated with specific candidates. PracticeMatch is constructed from proprietary records of approximately 135,000 physicians developed in part from data in the AMA's Willing-To-Relocate database.

          Caredata.com Physician Profiling. Caredata.com Physician Profiling ("CPP") provides decision-support tools, consulting services and training materials to hospitals and physician-group practices to assist them in improving patient outcomes, achieving the efficient delivery of care and ensuring that billing and coding practices comply with industry requirements. CPP collects clinical and billing record data from customers and employs analytical tools and statistical algorithms to profile the relative performance of individual physicians. Based on an analysis of this information, Caredata.com implements on-site education through physician consultants and medical-records specialists to influence physician behavior and promote the effective and efficient delivery of health care. Tools and services for bill coding and medical-record documentation help customers achieve optimal and appropriate reimbursement for services delivered, while improving the quality of data for future comparative analysis.

DATA ACQUISITION METHODOLOGY

     In designing its products and services, Caredata.com emphasizes quality and ease of use. The Company uses proprietary data-engineering methodologies to standardize and interpret data in order to ensure that its products are as comprehensive, accurate and current as practicable. The detailed nature of the Company's databases provides precise data that customers can use to address their specific decision-making needs. Furthermore, Caredata.com's data-engineering methodologies are designed to ensure that its databases are free of bias. The resulting objectivity of Caredata.com's products and services allows the Company to market its products to a broad range of healthcare-industry participants and improves the credibility of its databases as benchmarking tools.

     The Company collects data for inclusion in its databases and related products in a variety of ways, including collecting data from customer sources, purchasing data from public and private sources and conducting surveys. Once the data has been collected, Caredata.com's database personnel clean and analyze the data before inclusion in the Company's databases. Caredata.com uses proprietary processes to validate data by standardizing, normalizing, formatting and segmenting the submitted data.

     Caredata.com's databases are regularly updated to reflect changes in the industry and, in the case of its market performance and clinical performance databases, to take into consideration secondary factors such as co-morbidity, case mix and demographics. These attributes permit customers to compare objectively their financial and clinical performance to industry or customer-specific benchmarks contained in the Company's databases with specificity and precision.

     Market Performance Products. The data used in Caredata.com's market performance products have been collected through (i) Caredata.com's customer data-collection program, whereby customers provide their medical claims or other healthcare transaction data to the Company on a regular basis, (ii) surveys of managed-care organizations, (iii) purchases of certain data sets, and (iv) maintenance of a customer-support database. Caredata.com's market performance databases include both public-sector data and private-sector data derived from transaction data and clinical records. The Company believes that private-sector data is more useful for comparative purposes than public-sector data and that Caredata.com's comprehensive compilation of private-sector data represents a competitive advantage for the Company. For the Company's Caredata Reports products, Caredata.com conducts annual patient surveys regarding consumer satisfaction with managed care. These surveys are sponsored by approximately 400 major employers and measure member satisfaction with approximately 150 aspects of managed care including satisfaction with provider panels, pharmacy benefit management and overall health plan design. For the Company's CiteLine product line, editorial staff use an internally-developed set of proprietary-content development tools as well as selection criteria relating to content quality, depth and sponsorship to aggregate publicly-available content and databases from the World Wide Web. For the Company's HealthPacs database sets, Caredata.com collects demographic, market supply and utilization data from publicly-available sources or purchases or licenses data from their sources. Caredata.com obtains data for its clinical performance databases by collecting data from its customers, purchasing data from public and private sources, and collecting data from other Company-certified sources. To facilitate collection of data from customers, the Company provides its customers with data-collection tools that are tailored to the customer's clinical record-keeping environment.

     Physician Information Products. The data included in Caredata.com's physician information credentialing products is obtained from publicly-available sources or is licensed, leased or purchased from the source of the data. Sources of data for credentialing products include state medical boards, the Drug Enforcement Agency, HCFA, the American Board of Medical Specialties, the American Association of Medical Colleges and the National Association of Social Workers. The data used in Caredata.com's physician information recruiting products is collected from publicly-available sources and the AMA's Willing-To-Relocate database and verified by personal telephone interviews with, or Internet data submission by, physicians. Caredata.com employs professional interview personnel who contact physicians directly, gather the required information, record the information in the automated database and send a hard copy to each physician for verification. Since each physician profiled in the Company's recruiting database has personally verified his or her information, the Company believes that its recruiting database ensures the highest-quality profile and offers a significant competitive advantage over unverified databases. In addition, the Company has an exclusive license to share and enhance portions of the AMA's Physician MasterFile. This relationship greatly enhances the quality and availability of information about practicing physicians.

CUSTOMERS

     The breadth and independent nature of Caredata.com's data resources enables the Company to version and market its products for a wide range of healthcare-information consumers and decision makers, including eHealth portals and content destinations, managed-care plans, indemnity insurers, integrated delivery systems, hospitals, specialty healthcare providers, physician-practice management companies, physician practices, consulting firms, equipment suppliers, pharmaceutical companies and consumers. No one of the Company's customers accounted for a material amount of the Company's revenues in 1999. An increasing number of Caredata.com's major customers, which are defined as generating annualized revenue of more than $5,000, license products from several of the product areas offered by the Company. Caredata.com has approximately 600 major customers that in the aggregate accounted for more than 80% of the Company's revenue in 1999.

PRODUCT DELIVERY

     The Company's products are delivered to customers via the Internet, on CD-ROM, diskette, magnetic tape, on-line access or in hard copy depending upon the customer's preference. Internet-based applications are hosted by Caredata.com and accessed by customers via the World Wide Web. Caredata.com believes that there are readily available alternative sources of supply for all of the media on which its products are delivered.

COMPETITION

     Caredata.com faces intense competition in providing healthcare information products and services. Competitors vary in size, scope and breadth of product and service offerings. The Company competes with different competitors in each of its target markets, and certain of such competitors have substantially greater resources than those of the Company. Several large horizontally-integrated information services companies, including McKesson/HBOC, Eclipsys Corporation, IMS Healthcare, First Data Corporation, National Data Corporation, United Healthcare and Thomson Publishing, have developed and are marketing information products and services to the healthcare industry. In addition, large emerging eHealth companies such as Healtheon/WebMD, Intellihealth, Medicalogic/Medscape and Dr.Koop.com offer the potential for competition as well as partnership. The Company believes it is likely that one or more of such companies may become more directly competitive with Caredata.com, either by acquiring existing competitors or by developing and marketing their own products. Many of these larger companies are engaged in the processing of healthcare claims and, thus, have access to substantial claims, cost and other significant data from which they could build competing databases or license content to other competitors of the Company. The Company also competes with the internal information resources and systems of certain of its prospective and existing customers. The Company believes that the principal competitive factors in its target markets include the breadth and quality of database and applications offerings, access to proprietary and other data, the proprietary nature of methodologies and technical resources, number of partners and total user base of its distribution network, price and the effectiveness of marketing, sales and business development efforts.

EMPLOYEES

     On March 20, 2000, the Company had 281 full-time employees. Of these, 36 were corporate personnel, 46 were sales and marketing personnel and 199 were involved in operations and product development. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.

RISK FACTORS

     In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This annual report, as well as press releases and other public statements made by the Company from time to time, contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements address activities, events or developments that will or may occur in the future and are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors. Forward-looking statements include those statements that anticipate future financial performance, business prospects, growth and operating strategies, industry and market dynamics, business relationships, sources and types of revenue and similar matters, as well as statements modified by the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. These forward-looking statements are subject to a number of risks and uncertainties (such as those set forth below) that could cause future events or actual results to differ materially from those expressed in or implied by the forward-looking statements. Many of these risks and uncertainties are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise or update in order to reflect events after the date made.

     Variable Quarterly Operating Results; Seasonality. The Company's quarterly revenue and operating results have varied significantly in the past and are likely to vary substantially from quarter-to-quarter in the future. Quarterly results may fluctuate as a result of a variety of factors including, but not limited to, the length and unpredictable nature of the Company's sales cycle; demand for the Company's products; the timing of significant new customer contracts; the loss or non-renewal of significant customer contracts; the implementation of new pricing strategies for the Company's products and services; the timing of acquisitions or new strategic relationships; competitive conditions in the industry; changes in customer budgets; and general economic factors. The Company has historically recorded a disproportionate amount of its revenue for each quarter in the final month of the quarter, while expenses have been incurred more evenly throughout the period. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and more favorable operating margins occurring in the second half of the year. Accordingly, results of operations for any particular quarter may not be indicative of results of operations for future periods. Additionally, significant portions of the Company's expenses are relatively fixed, and the amount and timing of increases in such expenses are based in large part on the Company's expectations concerning future revenue. If revenue is below expectations in any given quarter, the adverse effect may be magnified by the Company's inability to adjust spending quickly enough to compensate for the revenue shortfall. Accordingly, even a small variation from expected revenue could have a material adverse effect on the Company's operating results and financial condition for a given quarter. Fluctuations in the Company's revenue and operating results could have a material adverse effect on the market price for the Company's Common Stock.

     History of Operating Losses; Uncertain Profitability. Although the Company had net income for the year ended December 31, 1999, the Company has recorded net losses in the three years ended December 31, 1996, 1997 and 1998. In view of the Company's prior operating history, there can be no assurance that the Company will continue to achieve profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Furthermore, in applying the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to the Company, particularly considering the Company's history of net losses, the Company has been unable to support a conclusion that it is more likely than not that its deferred tax assets will be realized for purposes of SFAS 109. As a result, the Company has provided a full valuation allowance against its net deferred tax assets.

     Risks Related to Growth. The Company's strategy is to grow aggressively through investments in new products, strategic relationships, pursuit of Internet-related opportunities and acquisitions. This strategy is likely to place significant demands on the Company's financial, operational and management resources, and exposes the Company to a variety of risks, including the risk that the Company will be unable to retain the personnel or obtain the financial and other resources necessary to pursue and manage such growth. The tremendous opportunity related to equity upside in non-public, Internet startup companies also makes it extremely difficult for the Company to recruit and retain quality Web-knowledgable employees. The Company's growth has resulted in an increase in the level of responsibility for the Company's key personnel. Expenses arising from the Company's efforts to complete acquisitions, develop new products or increase its existing market penetration could have an adverse impact on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the Company will be able to identify, acquire or integrate acquisition candidates successfully or manage profitably any additional products and services resulting from such acquisitions. Acquired businesses, products and services may not contribute to the Company's overall strategy or produce returns that justify the related investment or implementation by the Company. In addition, the Company's growth may involve the acquisition of companies or the development of products or services in areas in which the Company does not currently operate. Such acquisition or development may require the Company's management to develop expertise in new areas and to attract a new customer base, and could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will be able to implement its growth strategy successfully or, if successful in consummating acquisitions, that it will be able to manage its expanded operations effectively and profitably.

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

     Dependence on Data Sources and AMA Licenses. The Company incorporates the Physicians' Current Procedural Terminology ("CPT") codes of the AMA into certain of its market performance products under a non-exclusive five-year license with the AMA that expired in February 2000, but which remains in effect based on an oral understanding with the AMA while a new license is being negotiated. The CPT code system is considered to be the current industry standard for identifying physician procedures, and the loss of the AMA CPT code license or the failure to agree upon the terms of a new AMA CPT code license would have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the Company relies in large part on data from outside payor, provider and other sources to develop its proprietary products, including acquired data and data received from customers under the Company's data collection program. In general, the Company's data sources are not subject to exclusive agreements with the Company; therefore, data included in the Company's data products may also be included in data products of the Company's competitors. There can be no assurance that the Company's sources will continue to provide data in the future. If any of the Company's sources of data becomes unavailable, there can be no assurance that alternative sources of data would be available or that the Company could purchase such data in a cost-efficient manner.

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

     Risk Related to Intangible Assets and Acquisition Related Charges. Largely as a result of the Company's various acquisitions, the Company has recorded approximately $53.8 million in intangible assets net of accumulated amortization as of December 31, 1999. Such intangible assets are being amortized over periods of five to 15 years. The Company expects its intangible assets to increase in connection with future acquisitions, in connection with future contingent consideration payments for acquisitions that have been consummated and in connection with capitalized software development projects, resulting in increases in the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company regularly evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition.

     In connection with many of its acquisitions, the Company has recorded non-recurring charges related to in-process research and development costs. The amount of each of these non-recurring charges is equal to the estimated current fair value of specifically identified technologies for which technological feasibility has not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist at the time of acquisition. The Company has recorded approximately $4.4 million of these charges in 1997, $11.7 million in 1998 and $2.0 million in 1999. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases.

     Uncertainty and Consolidation in the Healthcare Industry. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers, payors and other industry participants. The Company's products and services are designed to function within the current structure of the U.S. healthcare system; therefore, the commercial value of the Company's products could be adversely affected if there were material changes in the current U.S. healthcare system. Many federal and state legislators have announced that they intend to propose programs to reform the U.S. healthcare system at both the federal and state levels. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change healthcare delivery and payment systems. Participants in the healthcare market may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's products and services. In addition, in response to this changing environment, many market participants are consolidating to create larger healthcare delivery organizations. This consolidation reduces the number of potential customers for the Company and may increase the bargaining power of these organizations, which could lead to reduced prices for the Company's products and services. The impact of these developments on the healthcare industry is difficult to predict and could have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Potential for System Defects or Flawed Data Products. The information products offered by the Company may contain undetected errors or failures. Any such errors or failures could result in a loss of, or delay in, market acceptance of the product and in claims against the Company. The Company also depends on the accuracy of the data received from its data sources. If a statistically significant number of medical records, transactions or physician profiles were found to have been altered or incorrectly entered, or otherwise contain flawed data, there could be a loss of, or delay in, market acceptance of the product and possible claims against the Company. Any of the foregoing results could have a material adverse effect on the Company's business, results of operations or financial condition.

     Adverse Impact Of Anti-Takeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could have the effect of delaying, deterring or preventing a change of control involving the Company. Specifically, the Company's Certificate of Incorporation, as amended, provides for the issuance of preferred stock with such rights and preferences as may be determined by the Board of Directors. Such shares may be issued without further stockholder approval in circumstances that could have the effect of preventing or delaying a change of control. The Company's Board of Directors is classified into three classes, with each class of directors having a staggered three-year term. The Company's Bylaws prohibit action by the stockholders through written consent and restrict the ability of stockholders to call stockholder meetings and propose action at meetings. In addition, Section 203 of the Delaware General Corporation Law restricts transactions between the Company and any "interested stockholders" (as defined therein). Finally, the Company adopted a Shareholder Protection Rights Agreement, commonly known as a "poison pill," in August of 1998. These provisions could reduce or eliminate any takeover premium in the market price for the Company's Common Stock or otherwise limit the price certain investors might be willing to pay for the Company's Common Stock.

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

     Risks Related to Investing in Strategic Partners or Allowing Customers to Pay for our Products Using their Equity Securities. From time to time the Company makes minority equity investments in private companies with whom it has strategic relationships or customer relationships. In addition, in some cases the Company agrees to accept equity securities from its customers in lieu of cash as payment for products and services purchased by such customers from the Company. These arrangements typically involve high risk, start-up companies whose equity securities have no trading market and, therefore, no liquidity. As a result, the Company may be required to hold these equity securities for an indefinite period of time and may never have an opportunity to liquidate these securities. In addition, these companies are subject to the numerous risks typically associated with start-up, high growth companies. As a result, these companies may fail, causing the Company's equity in these companies to become worthless and be written off. Any such event could have a material adverse effect on the Company's business, financial condition or results of operations.

     Internet Regulation Uncertainties. Currently, Internet access, content, commerce, privacy, and usage are largely unregulated. However, with the increased usage of and transition to the Internet by both consumers and commercial users, it is likely that local, state, federal, and international government agencies and other regulators will adopt new laws and regulations covering such issues. Numerous proposals to regulate these issues have been introduced at both the federal and state levels, but the extent to which such proposals will be adopted is uncertain. Because Internet-related revenues are becoming a significant portion of the Company's revenue, any new law or regulation impairing the growth and usage of the Internet may hinder the demand for the Company's Internet-related products and services and could have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Liability for Information Retrieved from the Internet. Because information distributed over the Internet is subject to unauthorized copying, redistribution and other potential misuses, the Company may be exposed to potential copyright infringement claims, privacy complaints, breach of contract claims, or other legal claims that may not be covered by the Company's liability insurance, which may have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Risks Associated with Internet "Hackers" and Computer Vandalism. Recently, computer vandals have caused certain leading Internet sites to shut down temporarily and have materially affected the performance of the Internet during key business hours by bombarding targeted sites with numerous false requests for data. While the Company does not operate any Web sites like those recently affected, the Company does rely on the Internet to deliver products and services to certain customers and the Internet is expected to become an even more significant distribution channel in the future. If the overall performance of the Internet is seriously downgraded by such Web site attacks or other acts of computer vandalism, the Company's ability to deliver its products and services over the Internet could be adversely impacted. In addition, traditional business interruption insurance may not cover losses the Company could incur because of any such disruption of the Internet.

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

ITEM 2.  PROPERTIES

     Caredata.com's corporate headquarters occupy approximately 16,000 square feet of an office building located in Atlanta, Georgia, under a lease expiring in March 2004. Caredata.com also leases office space in Chicago, Illinois; St. Louis, Missouri; Rockville, Maryland; White Plains, New York; Nashville, Tennessee; San Diego, California; Dallas, Texas; and San Francisco, California. The Company believes that such offices are adequate for the Company's current requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and certain of its officers and directors are named as defendants in three purported securities class action lawsuits filed in the United States District Court for the Northern District of Georgia: Richard Sturm
v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-1922), John T. Gallagher v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2099), and Frederick T. Casiello v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2100). The Sturm action was filed on July 8, 1998. The Gallagher and Casiello actions were each filed on July 24, 1998. These lawsuits have been consolidated under the style In re Medirisk, Inc. Securities Litigation. Plaintiffs served their consolidated and amended complaint on January 13, 1999. All defendants moved to dismiss this complaint on March 12, 1999. The consolidated and amended complaint alleges that the Company violated federal securities laws by making certain forward-looking statements and by failing to disclose in its public statements and/or the Prospectus for its June 1998 common stock offering certain alleged adverse trends respecting its Market Performance and Physician Credentialing Products. The consolidated and amended complaint asserts claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims under Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek compensatory damages, rescission or rescissory damages, and reimbursement of their attorneys' fees and costs. Because of the uncertainty of the litigation process, the Company cannot predict the outcome of these consolidated cases and, therefore, it is possible that their outcome could have a material adverse effect on the Company. The Company believes that plaintiffs' claims have no merit and intends to defend these cases vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "CDCM." The following table sets forth the high and low sales prices for the Common Stock for the quarters indicated as reported on the Nasdaq National Market.

                                                                   PRICE RANGE
                                                                ------------------
                                                                 HIGH        LOW
                                                                -------    -------
Fourth Quarter ended December 31, 1999......................    $ 9.063    $ 6.625
Third Quarter ended September 30, 1999......................      9.125      6.750
Second Quarter ended June 30, 1999..........................     10.688      4.000
First Quarter ended March 31, 1999..........................      6.125      3.438
Fourth Quarter ended December 31,1998.......................      5.625      2.438
Third Quarter ended September 30, 1998......................      6.313      2.313
Second Quarter ended June 30, 1998..........................     25.250     18.625
First Quarter ended March 31, 1998..........................     25.625     11.000

     The last reported sale price of the Common Stock on the Nasdaq National Market on March 20, 2000 was $8.469 per share. As of March 20, 2000, the Company had 171 stockholders of record.

     The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1991. It is the policy of the Company's Board of Directors to retain earnings to support operations and to finance continued growth of the Company rather than to pay dividends. Payments of future dividends, if any, will be at the discretion of the Company's Board of Directors. Additionally, the Credit Agreement between the Company and Bank of America N.A. contains certain restrictions on the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In September 1999, in connection with, and as partial additional consideration for, the Healthdemographics acquisition (as discussed below), the Company issued 465 shares of Series 1998-A Preferred Stock. Such shares are convertible into an aggregate of 205,771 shares of the Company's Common Stock upon the price of the Company's Common Stock reaching $22.61 per share. In June 1999, in connection with, and as partial consideration for, the acquisition of Citizen 1 Software, Inc., the Company issued 770,652 shares of Common Stock to various shareholders of Citizen 1 Software, Inc. In March 1998, in connection with, and as partial consideration for, the acquisition of Healthdemographics, Inc., the Company issued 171,315 shares of Common Stock to various shareholders of Healthdemographics, Inc. In May 1998, in connection with, and as partial consideration for, the acquisition of Successful Solutions, Inc., the Company issued 189,811 shares of Common Stock to various shareholders of Successful Solutions, Inc. All of such transactions were conducted without an underwriter or other placement agent, and the Company claims that all of such transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements and related notes as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999, together with the related report of KPMG LLP, independent certified public accountants, are included elsewhere in this Form 10-K. As a result of the 1997 Acquisitions (as hereinafter defined), the 1998 Acquisitions (as hereinafter defined) and the acquisitions of PCA, HCMS and Citizen 1 (collectively, the "1999 Acquisitions"), the Company's historical financial statements are not representative of financial results to be expected for future periods. The selected consolidated financial data should be read in conjunction with "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes included elsewhere in this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1995      1996      1997       1998      1999
                                                  -------   -------   -------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue.........................................  $ 3,655   $ 8,904   $16,749   $ 27,204   $39,828
Salaries, wages and benefits....................    2,578     6,093     7,910     12,972    16,542
Other operating expenses........................      956     2,314     4,374      8,040    12,436
Depreciation and amortization...................      193       787     1,304      2,815     6,351
Acquired in-process research and development
  costs and integration costs(1)................       --     6,180     4,575     13,547     3,539
                                                  -------   -------   -------   --------   -------
Operating income (loss).........................      (72)   (6,470)   (1,414)   (10,170)      960
Interest income (expense), net..................      (66)     (703)      345        626       115
Other expense...................................       --       (57)       --         --        --
Provision for income taxes......................       --        --      (707)      (550)     (675)
                                                  -------   -------   -------   --------   -------
Income (loss) before extraordinary item.........     (138)   (7,230)   (1,776)   (10,094)      400
Extraordinary item -- loss on early
  extinguishment of debt(1)(2)..................       --        --      (806)        --        --
                                                  -------   -------   -------   --------   -------
Net income (loss)...............................     (138)   (7,230)   (2,582)   (10,094)      400
                                                  =======   =======   =======   ========   =======
Accretion of discount on Series A Convertible
  Preferred stock...............................      (92)       --        --         --        --
Convertible preferred stock dividend
  requirement...................................     (202)     (202)      (25)        --       (58)
Accretion of redemption value of Series 1998-A
  Preferred stock...............................       --        --        --         --        (5)
                                                  -------   -------   -------   --------   -------
     Net income (loss) attributable to common
       stock....................................     (432)   (7,432)   (2,607)   (10,094)      337
                                                  =======   =======   =======   ========   =======
Income (loss) per common share -- basic(3):
Income (loss) per share before extraordinary
  item..........................................    (0.30)    (4.84)    (0.46)     (1.66)     0.04
Income (loss) per share -- extraordinary item...       --        --     (0.21)        --        --
                                                  -------   -------   -------   --------   -------
     Net income (loss) per share of common
       stock....................................    (0.30)    (4.84)    (0.67)     (1.66)     0.04
                                                  =======   =======   =======   ========   =======
Income (loss) per common share -- diluted(3):
Income (loss) per share before extraordinary
  item..........................................    (0.30)    (4.84)    (0.46)     (1.66)     0.04
Income (loss) per share -- extraordinary item...       --        --     (0.21)        --        --
                                                  -------   -------   -------   --------   -------
     Net income (loss) per share of common
       stock....................................    (0.30)    (4.84)    (0.67)     (1.66)     0.04
                                                  =======   =======   =======   ========   =======
Weighted average number of common shares used in
  calculating net income (loss) per share of
  common stock -- basic(3)......................    1,427     1,536     3,918      6,094     7,875
Weighted average number of common shares used in
  calculating net income (loss) per share of
  common stock -- diluted(3)....................    1,427     1,536     3,918      6,094     8,433

BALANCE SHEET DATA:
Working capital (deficit).......................  $   197   $(2,495)  $ 4,181   $ 25,945   $(8,496)
Total assets....................................    1,263     8,456    20,658     59,120    88,768
Long-term debt and capital lease obligations,
  excluding current portion.....................      151     7,195       165         16       105
Redeemable preferred stock......................    2,302        --        --         --     4,255
Stockholders' equity (deficit)..................   (2,333)   (4,823)   16,184     53,648    60,856

---------------
(1) In 1997, the Company recorded non-recurring charges related to acquired in-process research and development and integration costs in connection with the 1997 Acquisitions. Excluding these charges and the extraordinary item (see (2) below), operating income, net income and net income per share of common stock -- diluted for the year ended December 31, 1997 would have been $3.2 million, $2.1 million and $0.45 respectively. In 1998, the Company recorded non-recurring charges related to acquired in-process research and development costs in connection with the 1998 Acquisitions as well as integration costs associated with the 1997 Acquisitions and the 1998 Acquisitions. Excluding these charges, operating income, net income and net income per share of common stock -- diluted for the year ended December 31, 1998 would have been $3.4 million, $2.4 million and $0.37, respectively. In 1999, the Company recorded non-recurring charges related to acquired in-process research and development costs in connection with the 1999 Acquisitions as well as integration costs associated with the 1998 Acquisitions and the 1999 Acquisitions. Excluding these charges, operating income, net income and net income per share of common stock -- diluted for the year ended December 31, 1999 would have been $4.5 million, $2.6 million and $0.31, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," Note 2 of Notes to Consolidated Financial Statements of the Company and the Consolidated Financial Statements of the Company.

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

OVERVIEW

     Caredata.com is an online syndicator of healthcare content and applications to a wide range of Internet portals and e-commerce sites. The Company enables Web sites to enhance their content offerings by delivering its proprietary databases and co-branded tools to their established online communities. As a supplier of Web-based content and applications, the Company is not subjected to the intense marketing costs needed to attract site users. E-Health portals, payor sites, online destinations targeting small subsets of healthcare consumers and provider-sponsored sites all need to attract and keep visitors at their sites. Caredata.com's Web applications and proprietary content attract visitors and provide this "stickiness" to its customers' Web sites without the customer having to spend the significant time and capital that would be required to develop similar applications and content on their own. Caredata.com currently has more than 30 strategic partnerships and alliances with leading Web businesses.

     Caredata.com is also a provider of proprietary database products, decision-support software and analytical services to the healthcare industry. The Company's products and services enable its customers to make objective comparisons of the financial costs and clinical outcomes of physician services to customer-specific and industry benchmarks, assess member satisfaction with specific managed-care plans, and obtain information concerning the background and credentials of physicians. These capabilities assist healthcare industry participants in strategic planning, effective contracting and improving the delivery of care.

     Applications of Caredata.com's products include pricing managed care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing healthcare delivery networks, and marketing healthcare services. The Company actively sells its products to over 600 major customers, including leading business-to-business and business-to-consumer e-health companies, health plans, insurers, hospitals, large multi-specialty physician groups, physician practice management companies, employers, equipment suppliers and pharmaceutical companies, as well as several hundred smaller customers, including single-specialty physician groups. Caredata.com believes that it is the leading provider of clinical and financial database products comprised of physician-oriented content and managed-care member satisfaction information in the United States.

ACQUISITIONS

     Following the completion of its initial public offering in January 1997, Caredata.com significantly expanded its operations by acquiring four companies in 1997 (the "1997 Acquisitions"), three companies in 1998 (the "1998 Acquisitions") and three companies in 1999 (the "1999 Acquisitions"). The acquisition of businesses with complementary products and services has broadened the Company's customer base, created additional cross-selling opportunities, increased market share within existing products and resulted in new product extensions and enhancements. The following summarizes these transactions:

     - In May 1997, Caredata.com acquired substantially all of the assets of Staff-Link, Inc. ("Staff-Link") of St. Louis, Missouri, a provider of a physician database and related software utilities designed to assist healthcare organizations with their in-house recruiting efforts. Staff-Link's customer base increased the market share of the Company's physician information products.

     - In June 1997, Caredata.com acquired CIVS, Inc. ("CIVS") of Rockville, Maryland, a leading national provider of physician credentialing services and information products to healthcare organizations. The acquisition of CIVS added new customers to the Company's physician information product line and broadened the range of products and outsourced services offered by the Company.

     - In August 1997, Caredata.com acquired CareData Reports, Inc. ("Caredata Reports") of New York, New York, which creates reports analyzing consumer satisfaction with more than 150 aspects of managed healthcare plans and ranks specific health plans accordingly. Caredata Reports' products are used by managed-care plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products.

     - In November 1997, Caredata.com acquired Medsource, Inc. ("Medsource") of St. Paul, Minnesota, which licenses databases of physician information for use in recruiting physicians and developing healthcare networks. The acquisition strengthened the Company's physician information product line and extended the application of these products to the administrative and the marketing functions of healthcare organizations.

     - In March 1998, Caredata.com acquired Healthdemographics of San Diego, California, which provides databases and decision-support applications to forecast the supply of and demand for healthcare services. Healthcare delivery organizations, insurers, equipment suppliers, consultants and other healthcare industry participants use Healthdemographics' proprietary demographic and market segmentation information and analytical tools to make informed strategic planning and analysis decisions. The acquisition of Healthdemographics resulted in an expansion of the Company's market performance products and customer base.

     - In May 1998, Caredata.com acquired Successful Solutions, Inc. ("Successful Solutions") of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials that assist hospitals and physician group practices to improve patient outcomes, achieve efficient delivery of care and establish billing and coding practices that comply with industry requirements. Successful Solutions collects clinical and billing record data from its customers and profiles the relative performance of individual physicians using its analytical tools and statistical algorithms. Successful Solutions' physician consultants and medical record specialists provide on-site education designed to influence physician behavior and promote the effective and efficient delivery of health care. Successful Solutions' tools and services improve medical record documentation to achieve optimal and appropriate reimbursement for services delivered and to benchmark physician and hospital performance for comparative analyses.

     - In June 1998, Caredata.com acquired Sweetwater Health Enterprises, Inc. ("Sweetwater") of Dallas, Texas, which offers a comprehensive selection of physician credentialing services to hospitals and managed-care organizations. Sweetwater also offers a suite of quality management software used by healthcare organizations to facilitate in-house credentialing, network management and physician performance evaluation. Further, Sweetwater provides managed-care consulting and interim management services for healthcare organizations throughout the United States.

     - In March 1999, the Company acquired Patient Care Analyst ("PCA"), an Internet-based product that provides evaluation of patient-level hospital discharge data.

     - In March 1999, the Company acquired certain assets of Healthcare Credentials Management Services, Inc. ("HCMS") of Kennesaw, Georgia, a leading credentials verification organization. Assets acquired from HCMS include Healthcare Credentials Online, an Internet-based product that enables physician information to be verified online, and appSTAT, an Internet-based product that streamlines the physician application process by allowing physicians to electronically maintain a single set of credentials information that can be provided to any managed-care organization. The Company also acquired HCMS' outsourced physician credentialing services, which are provided to over 300 managed-care clients.

     - In June 1999, the Company acquired Citizen 1 Software, Inc. ("Citizen 1") of San Francisco, California, whose suite of tools organizes the Internet's broad base of healthcare content, improving the efficiency of on-line research as well as the quality of search results. Supported by an editorial staff and sophisticated search technology, Citizen 1 offers its advanced Web research capabilities via a free, consumer-based version at www.citeline.com, while premium Internet and intranet versions are licensed to healthcare industry researchers. Premium versions offer notification of content changes and dramatically improve research productivity by allowing simultaneous searches of the "invisible" Web databases, repositories of content which are typically reachable only through a particular site's own search engine.

     In connection with these acquisitions, the Company acquired intangible assets, which are being amortized over various useful lives. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and their adaptability to changing market conditions.

     Also in connection with these acquisitions, the Company recorded non-recurring charges related to acquired in-process research and development costs of $3.1 million for CIVS, $975,000 for Caredata Reports, $300,000 for Medsource, $4.8 million for Healthdemographics, $3.4 million for Successful Solutions, $3.5 million for Sweetwater and $2.0 million for Citizen 1. The amount of each of these non-recurring charges was equal to the estimated current fair value, based on the adjusted cash flows (discounted by a risk-adjusted weighted average cost of capital of 24% for CIVS and Caredata Reports, 20% for Healthdemographics, 25% for Successful Solutions, 33% for Sweetwater, and 29% for Citizen 1 and Medsource), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and for which future alternative uses did not exist. Similar charges could result in the future as a result of additional acquisitions accounted for as purchases. The Company also incurred $1.5 million, $1.9 million and $200,000 of integration costs in 1999, 1998 and 1997, respectively. Included in the 1999 and 1998 integration costs were approximately $615,000 and $535,000, respectively, of internal expense allocations, which may recur in other expense categories in the future.

     As a result of the 1997 Acquisitions, 1998 Acquisitions and 1999 Acquisitions, the Company's historical financial statements are not representative of financial results to be expected for future periods. See Note 2 of Notes to Consolidated Financial Statements of the Company.

STOCK OFFERING

     In June 1998, the Company completed an offering of 2,250,000 shares of Common Stock (the "Stock Offering"). As a result of the Stock Offering, the Company received approximately $40.5 million, net of offering costs of approximately $600,000.

SOURCES OF REVENUE

     The Company provides services and licenses its products within its two segments, market performance and physician information. The Company also co-brands or syndicates its products with its business partners in order to enhance Caredata.com's brand recognition. The Company's product offerings enable its partners to provide Internet features and functionality to their customers and members, allowing them to remain competitive in the rapidly changing Internet marketplace without having to incur the extensive time and costs associated with the internal development of such products. In addition, because many of the Company's products and databases are digitally linked, license agreements often create multiple points of entry and distribution channels for the Company's complementary products and services. These digital networks also provide primary source data and strengthen the Company's information infrastructure with minimal incremental costs.

     The Company's market performance products include healthcare forecasting software, healthcare utilization and reimbursement data, clinical outcomes data, healthcare satisfaction and pharmacy surveys, and on-line healthcare research software. The Company's market performance services include facility profitability analysis services, reimbursement compliance services, and clinical outcomes reporting services. The Company's physician information products consist of physician recruiting databases and software, physician credentialing databases and software, and practice management software. The Company's physician information services consist of physician recruiting services, physician credentialing services, and healthcare administrative consulting services.

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

     The Company's two groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the seasonality of the Company's products. Of its total revenue for the year ended December 31, 1999, the Company derived approximately 56% from market performance products and approximately 44% from physician information products. Of its total revenue for the year ended December 31, 1998, the Company derived approximately 61% from market performance products and approximately 39% from physician information products.

     The Company's revenue is composed of both recurring revenue from the Company's current customer base as well as revenue from new customers. The Company defines its recurring revenue percentage with respect to any particular period as the quotient, expressed as a percentage, of (i) revenue recognized during such period from a sale of a product to a customer who purchased a similar product in the prior period divided by (ii) the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not include revenue in its recurring revenue percentage to the extent that such revenue exceeds total revenue in the prior period. The Company's recurring revenue percentage has been in excess of 60% for each of the last five years.

RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1997      1998      1999
                                                                 -----     -----     -----
STATEMENTS OF OPERATIONS:
Revenue.....................................................      100%      100%      100%
Salaries, wages and benefits................................       47        48        42
Other operating expenses....................................       26        30        31
Depreciation and amortization...............................        8        10        16
Acquired in-process research and development costs,
  integration costs and acquisition-related costs...........       27        50         9
                                                                  ---       ---       ---
Operating income (loss).....................................       (8)      (38)        2
Interest income, net........................................        2         2         1
Provision for income taxes..................................       (4)       (2)       (2)
Extraordinary item: loss on early extinguishment of debt....       (5)       --        --
                                                                  ---       ---       ---
Net income (loss)...........................................      (15)%     (38)%       1%
                                                                  ===       ===       ===

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue. Revenue in 1999 was $39.8 million, an increase of $12.6 million, or 46%, over 1998. Internet-related revenue, which consists of sales of newly developed Internet products, products acquired in connection with the 1999 Acquisitions and traditional products that became Web-enabled in 1999, represented $16.7 million of the Company's revenue in 1999. The increase from 1998 to 1999 is primarily attributable to sales of these Internet-related products.

     Salaries, wages and benefits. Salaries, wages and benefits in 1999 were $16.5 million, an increase of $3.6 million or 28% over 1998. The increase was primarily the result of the 1999 Acquisitions, the full-year impact of the 1998 Acquisitions and incremental expenses associated with internal growth. As a percentage of revenue, salaries, wages and benefits for 1999 and 1998 were 42% and 48%, respectively. The decrease in salaries, wages and benefits as a percentage of revenue was primarily attributable to efficiencies gained from the Company's integration and consolidation efforts.

     Other operating expenses. Other operating expenses in 1999 were $12.4 million, an increase of $4.4 million or 55% over 1998. The increase was primarily related to costs associated with the 1999 Acquisitions, the full-year impact of the 1998 Acquisitions and costs related to strengthening the Caredata.com brand. Other operating expenses as a percentage of revenue were 31% as compared to 30% in the same period in the prior year. As a percentage of revenues, 1999 operating expenses remained comparable to 1998 as efficiencies gained from the Company's integration and consolidation efforts were offset by increased sales and marketing expenses related to the Company's branding efforts.

     Depreciation and amortization. Depreciation and amortization expenses in 1999 were $6.4 million, an increase of $3.5 million or 126% over 1998. The increase was primarily the result of the amortization of intangible assets acquired in the 1999 Acquisitions, 1998 Acquisitions and 1997 Acquisitions. Depreciation and amortization as a percentage of revenue increased to 16% in 1999 compared to 10% in 1998.

     Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs in 1999 were $3.5 million, a decrease of $10.0 million or 74% compared to 1998 as a result of fewer acquisitions in 1999 having acquired in-process research and development costs compared to 1998. In connection with the acquisition of Citizen 1 in 1999, the Company recorded non-recurring charges resulting from expensing acquired in-process research and development of $2.0 million. Integration costs in 1999 were $1.5 million as compared to $1.9 million in 1998. These integration charges in 1999 were associated with both the 1999

Acquisitions and the 1998 Acquisitions. Included in the 1999 integration costs were approximately $615,000 of internal expense allocations which may recur in other expense categories in the future and may result in a future increase in some expense categories as a percentage of total revenues.

     Interest income, net. Interest income, net in 1999 was $115,000, compared to $626,000 for 1998. The decrease was a result of decreased cash balances and the interest expense related to draws on the Company's revolving credit facility with Bank of America.

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

     Other operating expenses. Other operating expenses in 1998 were $8.0 million, an increase of $3.7 million or 84% over 1997. This increase was primarily related to costs associated with the 1998 Acquisitions and 1997 Acquisitions. Other operating expenses increased as a percentage of revenue to 30% as compared to 26% in the same period in the prior year primarily as a result of differences in expense structures of the acquired companies.

     Depreciation and amortization. Depreciation and amortization expenses in 1998 were $2.8 million, an increase of $1.5 million or 116% over 1997. The increase was primarily the result of the amortization of intangible assets acquired in the 1998 Acquisitions and 1997 Acquisitions. Depreciation and amortization as a percentage of revenue increased to 10% in 1998 compared to 8% in 1997.

     Acquired in-process research and development costs, integration costs and acquisition-related costs. Acquired in-process research and development costs, integration costs and acquisition-related costs in 1998 were $13.5 million, an increase of $9.0 million or 196% over 1997. In connection with the acquisition of Sweetwater, Successful Solutions and Healthdemographics in 1998, the Company's recorded non-recurring charges resulting from expensing acquired in-process research and development of $3.5 million, $3.4 million and $4.8 million, respectively. Integration costs in 1998 were $1.9 million as compared to $200,000 in 1997. The integration charges in 1998 were associated with both the 1997 Acquisitions and the 1998 Acquisitions. Included in the 1998 integration costs were approximately $535,000 of internal expense allocations which may recur in other expense categories in the future and may result in an increase in some expense categories as a percentage of total revenues.

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

                                         1998 QUARTER ENDED                        1999 QUARTER ENDED
                                         -------------------                       -------------------
                               MAR. 31   JUN. 30    SEP. 30    DEC. 31   MAR. 31   JUN. 30    SEP. 30    DEC. 31
                               -------   --------   --------   -------   -------   --------   --------   -------
STATEMENTS OF OPERATIONS:
Revenue......................  $5,176     $5,416     $7,762    $8,850    $8,078     $8,715    $10,377    $12,658
Salaries, wages and
  benefits...................   2,574      2,964      3,614     3,820     3,857      3,698      4,403      4,584
Other operating expenses.....   1,522      1,572      2,360     2,586     2,366      3,090      3,354      3,626
Depreciation and
  amortization...............     427        652        860       876     1,002      1,378      1,754      2,217
Acquired in-process research
  and development costs,
  integration costs and
  acquisition-related
  costs......................   4,815      7,249        992       491        --      2,549        802        188
                               ------     ------     ------    ------    ------     ------    -------    -------
Operating income (loss)......  (4,162)    (7,021)       (64)    1,077       853     (2,000)        64      2,043
Interest income (expense),
  net........................      36        (34)       298       326       273         71        (53)      (176)
Provision for income taxes...      --         --         --      (550)     (442)        --         --       (233)
                               ------     ------     ------    ------    ------     ------    -------    -------
Net income (loss)............  (4,126)    (7,055)       234       853       684     (1,929)        11      1,634
                               ======     ======     ======    ======    ======     ======    =======    =======

     The Company's quarterly revenues and operating results have varied significantly in the past. Quarterly results have fluctuated as a result of a variety of factors, including but not limited to the following: the Company's sales cycle; staffing changes in the Company's sales and marketing organization; changes in the Company's resources; demand for the Company's products; the timing of significant new customer contracts; the non-renewal of significant customer contracts; the timing of acquisitions; competitive conditions in the industry; changes in customer budgets; and general economic factors. The Company has historically recorded a disproportionate amount of its revenue for each quarter in the final month of the quarter, while expenses have been incurred more evenly throughout the period. Furthermore, the Company has experienced a seasonal pattern in its operating results, with a greater proportion of the Company's revenue and operating profitability occurring in the second half of the year. The Company attributes this seasonality to a combination of factors including budgeting and other factors affecting the healthcare industry generally, the compounding effect of historical renewal schedules (which typically results in greater license renewals in the third and fourth quarters) and internal staffing and growth issues. The Company believes the licensing and subsequent renewal pattern of its market performance products are more seasonal than its other products and expects the addition of new products, including those from acquisitions, to moderate, but not end, this seasonal effect.

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

SOFTWARE CAPITALIZATION

     In addition to acquisitions, the Company seeks to expand its product offerings through internal development of new products. The Company capitalizes product development costs incurred after technological feasibility has been established and prior to general product release. Capitalized software development costs, net of accumulated amortization, totaled approximately $5.6 million at December 31, 1999.

INCOME TAXES

     The Company recorded income tax expense of $675,000 during 1999 due to taxable income, limitations on the utilization of net operating loss carryforwards and the non-deductibility of certain acquired in-process research and development costs and goodwill amortization. The net operating loss carryforwards expire beginning in 2006 through 2012. The total gross deferred tax asset was approximately $6.4 million as of December 31, 1999 and has been reduced to zero by a valuation allowance and offsetting deferred income tax liabilities of approximately $4.1 million.

     Deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Applying the provisions of SFAS 109 to the Company, particularly considering the Company's history of net losses, the Company was unable to support a conclusion consistent with SFAS 109 that it is more likely than not that it will generate future taxable income during the loss carryforward periods; therefore, the Company has provided a full valuation allowance against its net deferred tax assets. In determining that a valuation allowance was required, management primarily considered such factors as the Company's history of operating losses and expected near-term future losses and earnings, the nature of the Company's deferred tax assets, the absence of significant excess of appreciated asset value over the tax basis of the Company's net assets, the absence of significant taxable income in prior carryback years and the potential for deferred tax assets resulting from future business acquisitions. Although management's operating plans assume taxable and operating income in future periods, historical performance has produced an accumulated deficit of approximately $22.1 million at December 31, 1999. Consequently, the Company has provided a full valuation allowance against its net deferred tax assets until such time as the Company produces sufficient taxable and operating income to support a lower valuation allowance.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $6.6 million, which expire beginning in 2006 through 2012. Approximately $6.3 million of the net operating loss carryforwards at December 31, 1999 relates to loss carryforwards acquired in connection with the Company's acquisitions. Accordingly, such losses are limited to income generated by the acquired entity as well as substantial annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's Amended and Restated Credit Agreement with Bank of America (the "Bank of America Revolver") under which $25.0 million was made available to the Company is secured by substantially all of the Company's assets. Under the terms of the Bank of America Revolver, the Company may borrow, subject to customary terms, conditions and covenants, up to $25.0 million to fund working capital needs, new product development and acquisitions. The Amended and Restated Credit Agreement for the Bank of America Revolver provides for interest at varying rates based on LIBOR and Bank of America's prime rate, and will mature on July 15, 2000. Under the terms of the Bank of America Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts, and consummation of certain mergers and acquisitions without the consent of Bank of America. Financial covenants include, but are not limited to, maintaining debt to capitalization ratios, minimum net worth ratios, debt service coverage ratios and cash flow leverage ratios. In 1999, the Company borrowed $5.0 million on the Bank of America Revolver to partially fund the acquisition of Citizen 1, $1.7 million to partially fund the contingent consideration paid in connection with the Healthdemographics acquisition, $2.0 million for general working capital use and $7.9 million to make minority equity investments in several strategic businesses, primarily e-health companies. At December 31, 1999, the Company had approximately $8.5 million in borrowing availability remaining on the Bank of America Revolver.

     The Company had a working capital deficit of $8.5 million as of December 31, 1999 as compared to working capital of $25.9 million at December 31, 1998. The decrease was primarily due to the Company's acquisitions and investments, which totaled $32.9 million for the year-ended December 31, 1999.

     Net cash provided by operating activities totaled $2.0 million for the year ended December 31, 1999 as compared to net cash used of $3.1 million for the prior year. The increase in cash provided by operating activities of $5.1 million was primarily due to income in 1999 versus a net loss in 1998.

     Net cash used in investing activities was approximately $39.8 million for the year ended December 31, 1999 as compared to $18.0 million for the prior year. In 1999, the Company invested $9.2 million in cash in the acquisitions of PCA, HCMS and Citizen 1, and $10.2 million of contingent consideration was paid in cash in connection with the acquisitions of Healthdemographics and Caredata Reports. The remaining $20.4 million of net cash used in investing activities for 1999 was used to fund $3.8 million in fixed asset purchases, $3.5 million of software development and $13.5 million in minority investments in other companies and other investments.

     Net cash provided by financing activities was $16.6 million for the year ended December 31, 1999 as compared to $38.9 million for the prior year. In 1999 the Company borrowed $16.5 million under the Bank of America revolving credit facility. In 1998 the Company received net proceeds of $40.5 million from its follow-on stock offering.

     Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company is required to make additional payments, which could be material. In connection with the Caredata Reports acquisition, additional consideration payments of $5.5 and $3.0 million were made in 1999 and 1998, respectively. In connection with the Healthdemographics acquisition, additional consideration payments of $4.7 million in cash and 465 shares of Series 1998-A Preferred Stock were made in 1999. Additional contingent payments will be forthcoming in 2000 and may be material.

     The Company believes that available borrowings under the Bank of America Revolver and cash generated from operations will be sufficient to meet the capital needs for the Company's operations for the near term. However, in connection with the maturity of the Bank of America Revolver and the payment of certain required contingent obligations in July 2000, the Company will either refinance the Bank of America Revolver or will seek alternative borrowings to satisfy its obligations in this regard. There can be no assurance that the Company will be able to refinance the Bank of America Revolver or obtain alternative financing in amounts and on terms acceptable to the Company. The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. Although the Company has no present commitments or agreements regarding acquisitions, part of the Company's strategy is to acquire additional complementary products and businesses. The Company believes that cash generated from operations and available borrowings under either the Bank of America Revolver, if refinanced, or alternative financing that the Company obtains, will be sufficient to fund its future liquidity and cash requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

     On September 15, 1998 the SEC issued a letter to the AICPA SEC Regulations Committee outlining changes that the SEC believes should be made to the methodology of calculating acquired in-process research and development costs. The Company has applied this guidance with respect to the 1997, 1998 and 1999 acquisitions.

     In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP No. 98-9 will have a material effect on its revenue recognition.

EFFECTS OF INFLATION

     Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company and the healthcare information industry.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Annual Report on Form 10-K, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," should," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the matters discussed above under the caption "Risk Factors" and other factors that may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk on its Bank of America Revolver and obligations under capital leases. The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and (iii) the impact of the interest rate movements on the Company's ability to obtain adequate financing for future operations. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the consolidated financial statements of Caredata.com and its subsidiaries, consisting of the Consolidated Balance Sheets as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows for each of the three years in the three-year period ended December 31, 1999, together with the Notes to Consolidated Financial Statements. The Company's Consolidated Financial Statements and Notes thereto are attached hereto following the signature page, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2000 for its 2000 Annual Meeting of Stockholders under the captions "Information Relating to Nominees and Directors" and "Our Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2000 for its 2000 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2000 for its 2000 Annual Meeting of Stockholders under the caption "Security by Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's Definitive Proxy Statement to be filed by April 30, 2000 for its 2000 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation."

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

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
2.1       --   Stock Purchase Agreement dated June 24, 1997, by and among the company, CIVS, Inc. and the Shareholders of CIVS, Inc.
               (incorporated by reference from Exhibit 2.4 to the Company's
               Current Report on Form 8-K dated July 9, 1997).
2.2       --   Stock Purchase Agreement dated August 28, 1997, by and among the Company and the Shareholders of CareData Reports, Inc.
               (incorporated by reference from Exhibit 2.5 to the Company's
               Current Report on Form 8-K dated August 28, 1997).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
2.3       --   Acquisition Agreement and Plan of Merger, dated as of March
               26, 1998, by and among the Company, Healthdemographics, Inc.
               and the Shareholders of Healthdemographics, Inc.
               (incorporated by reference from Exhibit 2.6 to the Company's
               Current Report on Form 8-K dated March 31, 1998).
2.4       --   Acquisition Agreement and Plan of Merger, dated as of May
               28, 1998 by and among the Company, Successful Solutions,
               Inc. and the Shareholders of Successful Solutions, Inc.
               (incorporated by reference from Exhibit 2.7 to the Company's
               Current Report on Form 8-K dated May 28, 1998).
2.5       --   Agreement and Plan of Merger dated June 25, 1998 by and
               among the Company and the Shareholders of Sweetwater Health
               Enterprises, Inc. (incorporated by reference from Exhibit
               2.8 to the Company's Current Report on Form 8-K dated June
               26, 1998).
2.6       --   Asset Purchase Agreement dated as of March 26, 1999 by and among Sweetwater Health Enterprises, Inc. and Healthcare
               Credentials Management Services, Inc. (incorporated by
               reference from Exhibit 2.8 to the Company's Current Report on Form 8-K dated April 15, 1999).
2.7       --   Agreement and Plan of Merger dated as of June 2, 1999 by and among the Company, Citizen 1 Software, Inc., a California
               corporation, Citizen 1 Software, Inc., a Delaware
               corporation, and certain Shareholders of Citizen 1 Software,
               Inc. a California corporation (incorporated by reference
               from Exhibit 2.9 to the Company's Current Report on Form 8-K dated June 4, 1999).
3.1       --   Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration
               Statement on Form S-1 (No. 333-12311) filed with the
               Commission on September 19, 1996).
3.1.1     --   Certificate of Designation of Series 1998-A Preferred Stock
               (incorporated by reference from Exhibit 3.1.1 to the
               Company's Current Report on Form 8-K dated March 31, 1998)
3.1.2     --   Certificate of Designation, Preferences and Rights of Series
               A Junior Participating Preferred Stock (incorporated by
               reference from Exhibit 3.1.2 to the Company's Annual Report on Form 10-k for the fiscal year ended December 31, 1998).
3.2       --   Bylaws of the Company (incorporated by reference from
               Exhibit 3.2 to the Company's Registration Statement on Form
               S-1 (No. 333-12311) filed with the Commission on September
               19, 1996).
4.1       --   Shareholder Protection Rights Agreement dated as of July 29,
               1998 between the Company and SunTrust Bank, Atlanta, as
               Rights Agent (incorporated by reference from Exhibit 2.8 to the Company's Current Report on Form 8-K dated July 29,
               1998).
4.2       --   Specimen Stock Certificate of the Common Stock of the
               Company (incorporated by reference from Exhibit 4.2 to the
               Company's Registration Statement on Form S-1 (No. 333-12311)
               filed with the Commission on September 19, 1996).
10.1      --   EMPLOYMENT AGREEMENT DATED AS OF AUGUST 18, 1998 BETWEEN THE
               COMPANY AND MARK A. KAISER (INCORPORATED BY REFERENCE TO
               EXHIBIT 10.2 TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998).
10.2      --   AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN THE COMPANY
               AND MARK A. KAISER (INCORPORATED BY REFERENCE FROM EXHIBIT
               10.2 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE
               FISCAL YEAR ENDED DECEMBER 31, 1998).
10.3      --   AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT BETWEEN THE COMPANY
               AND MARK A. KAISER.
10.4      --   EMPLOYMENT AGREEMENT DATED AS OF AUGUST 21, 1998 BETWEEN THE
               COMPANY AND KENNETH M. GOINS, JR. (INCORPORATED BY REFERENCE
               FROM EXHIBIT 10.2 TO THE COMPANY'S QUARTERLY REPORT ON FORM
               10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998).
10.5      --   AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT BETWEEN THE COMPANY
               AND KENNETH M. GOINS, JR. (INCORPORATED BY REFERENCE FROM
               EXHIBIT 10.4 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR
               THE FISCAL YEAR ENDED DECEMBER 31, 1998).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.6      --   EMPLOYMENT AGREEMENT DATED AS OF NOVEMBER 4, 1998 BETWEEN
               THE COMPANY AND THOMAS C. KUHN, III (INCORPORATED BY
               REFERENCE FROM EXHIBIT 10.5 TO THE COMPANY'S ANNUAL REPORT
               ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998).
10.7      --   Form of Indemnification Agreement between the Company and
               each of its Officers and Directors (incorporated by
               reference from Exhibit 10.11 to the Company's Registration
               Statement on Form S-1 (No. 333-12311) filed with the
               Commission on September 19, 1996).
10.8      --   Caredata.com, Inc. 1996 Stock Incentive Plan (incorporated by reference from Exhibit 10.12 to the Company's
               Registration Statement on Form S-1 (No. 333-12311) filed
               with the commission on September 19, 1996).
10.9      --   Caredata.com, Inc. 1996 Nonmanagement Directors' Stock
               Option Plan (incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No.
               333-12311) filed with the Commission on September 19, 1996).
10.10     --   Registration Agreement dated as of October 28, 1996, between the Company, Brantley Venture Partners II, L.P., Chase
               Manhattan Bank N.A., as trustee, and Laurence H. Powell
               (incorporated by reference from Exhibit 10.12 to the
               Company's Registration Statement on Form S-1 (No. 333-12311)
               filed with the Commission on September 19, 1996).
10.11     --   Amended and Restated Credit Agreement dated as of June 29,
               1998 between the Company, as borrower, and Bank of America,
               N.A. as lender (incorporated by reference from Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1998).
10.12     --   Caredata.com, Inc. 1998 Employee Stock Purchase Plan.
10.13     --   Caredata.com, Inc. 1998 Long-Term Incentive Plan.
10.14     --   Amendment No.1 to the Caredata.com, Inc. 1998 Long-Term
               Incentive Plan.
21.1      --   List of Subsidiaries of the Registrant.
23.1      --   Consent of KPMG LLP.
27.1      --   Financial data schedule.

---------------

(b) Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2000.

                                          CAREDATA.COM, INC.


                                          By:   /s/ THOMAS C. KUHN III
                                          --------------------------------------
                                                     Thomas C. Kuhn III
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 28, 2000.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
                /s/ MARK A. KAISER
---------------------------------------------------
                  Mark A. Kaiser                      Chairman of the Board and Chief Executive
                                                      Officer (Principal Executive Officer)

             /s/ KENNETH M. GOINS, JR.
---------------------------------------------------
               Kenneth M. Goins, Jr.                  President and Chief Operating Officer

              /s/ THOMAS C. KUHN III
---------------------------------------------------
                Thomas C. Kuhn III                    Executive Vice President and Chief Financial
                                                      Officer (Principal Financial and Accounting
                                                      Officer)

                /s/ KEITH O. COWAN
---------------------------------------------------
                  Keith O. Cowan                      Director

                /s/ MICHAEL J. FINN
---------------------------------------------------
                  Michael J. Finn                     Director

          /s/ WILLIAM M. MCCLATCHEY, M.D.
---------------------------------------------------
            William M. McClatchey, M.D.               Director

               /s/ ROBERT P. PINKAS
---------------------------------------------------
                 Robert P. Pinkas                     Director

                                   FORM 10-K

                      CAREDATA.COM, INC. AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1999

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Caredata.com, Inc. and Subsidiaries
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................  F-5
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended
     December 31, 1999, 1998 and 1997.......................  F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................  F-7
  Notes to Consolidated Financial Statements................  F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Caredata.com, Inc.:

     We have audited the accompanying consolidated balance sheets of Caredata.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caredata.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Atlanta, Georgia
February 4, 2000

                      CAREDATA.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   199,415     21,365,208
  Accounts receivable, less allowances for doubtful accounts of $901,589 and $466,250, at December 31, 1999 and
     1998, respectively.....................................   12,053,142      8,009,496
  Prepaid expenses..........................................      955,837      1,181,007
  Notes receivable from officers............................       39,167        447,500
  Product and data licenses.................................    1,187,500             --
  Other current assets......................................      620,449        398,289
                                                              -----------    -----------
          Total current assets..............................   15,055,510     31,401,500
                                                              -----------    -----------
Property and equipment......................................    9,058,320      4,951,152
  Less accumulated depreciation and amortization............    4,020,613      2,376,702
                                                              -----------    -----------
     Property and equipment, net............................    5,037,707      2,574,450
                                                              -----------    -----------
Excess of cost over net assets of businesses acquired, less
  accumulated amortization of $4,466,930 and $1,689,233 at
  December 31, 1999 and 1998, respectively..................   42,568,470     17,760,644
Other intangible assets, less accumulated amortization of
  $2,009,543 and $921,932 at December 31, 1999 and 1998,
  respectively..............................................    5,637,384      4,337,329
Software development costs, less accumulated amortization of
  $924,537 and $363,237 at December 31, 1999 and 1998,
  respectively..............................................    5,564,378      2,436,673
Notes receivable from officers, excluding current portion...       22,500         45,000
Investments.................................................   13,490,000             --
Other assets................................................    1,392,254        564,292
                                                              -----------    -----------
                                                              $88,768,203     59,119,888
                                                              ===========    ===========

                      CAREDATA.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt and obligations
     under capital leases...................................  $16,619,758         62,057
  Accounts payable..........................................      677,844        276,967
  Accrued expenses..........................................    1,926,356      1,117,131
  Income taxes payable......................................      758,218      1,297,466
  Deferred revenue..........................................    3,569,346      2,702,469
                                                              -----------    -----------
          Total current liabilities.........................   23,551,522      5,456,090
Long-term debt and obligations under capital leases,
  excluding current installments............................      105,201         16,114
                                                              -----------    -----------
          Total liabilities.................................   23,656,723      5,472,204
                                                              -----------    -----------
Series 1998-A preferred stock, $.001 par value, redeemable;
  5,000 shares authorized and designated; 465 shares issued
  and outstanding with a per-share liquidation value of
  $10,000 at December 31, 1999, none issued or outstanding
  at December 31, 1998......................................    4,255,095             --
Stockholders' equity:
  Preferred stock, $.001 par value; 795,000 shares
     authorized; none issued or outstanding.................           --             --
  Series A junior participating preferred stock, $.001 par
     value; 200,000 shares authorized and designated; none
     issued or outstanding..................................           --             --
  Common stock, $.001 par value; 20,000,000 shares
     authorized; 8,236,018 and 7,344,795 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................        8,236          7,345
  Additional paid-in capital................................   82,920,626     76,113,254
  Accumulated deficit.......................................  (22,072,477)   (22,472,915)
                                                              -----------    -----------
                                                               60,856,385     53,647,684
                                                              -----------    -----------
Commitments and contingencies...............................           --             --
                                                              -----------    -----------
                                                              $88,768,203     59,119,888
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                      CAREDATA.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenue.............................................  $39,828,010    $27,204,030    $16,748,839
Salaries, wages, and benefits.......................   16,542,012     12,971,839      7,909,600
Other operating expenses............................   12,436,701      8,040,290      4,373,954
Depreciation and amortization.......................    6,350,601      2,814,811      1,304,155
Acquired in-process research and development and
  integration costs.................................    3,538,606     13,546,639      4,575,025
                                                      -----------    -----------    -----------
     Operating income (loss)........................      960,090    (10,169,549)    (1,413,895)
Interest income, net................................      115,348        625,683        344,973
                                                      -----------    -----------    -----------
     Income (loss) before income taxes and
       extraordinary item...........................    1,075,438     (9,543,866)    (1,068,922)
Income taxes........................................     (675,000)      (550,000)      (707,000)
                                                      -----------    -----------    -----------
     Income (loss) before extraordinary item........      400,438    (10,093,866)    (1,775,922)
Extraordinary item -- early extinguishment of
  debt..............................................           --             --       (806,146)
                                                      -----------    -----------    -----------
     Net income (loss)..............................      400,438    (10,093,866)    (2,582,068)
Convertible preferred stock dividend requirement....      (58,156)            --        (24,673)
Accretion of redemption value of Series 1998-A
  convertible preferred stock.......................       (4,806)            --             --
                                                      -----------    -----------    -----------
     Net income (loss) attributable to common
       stock........................................  $   337,476    (10,093,866)    (2,606,741)
                                                      ===========    ===========    ===========
Net income (loss) per share of common stock --basic:
  Net income (loss) per share before extraordinary
     item...........................................  $      0.04          (1.66)         (0.46)
  Net income (loss) per share -- extraordinary
     item...........................................           --             --          (0.21)
                                                      -----------    -----------    -----------
     Net income (loss) per share of common stock....  $      0.04          (1.66)         (0.67)
                                                      ===========    ===========    ===========
Net income (loss) per share of common
  stock -- diluted:
  Net income (loss) per share before extraordinary
     item...........................................  $      0.04          (1.66)         (0.46)
  Net income (loss) per share -- extraordinary
     item...........................................           --             --          (0.21)
                                                      -----------    -----------    -----------
     Net income (loss) per share of common stock....  $      0.04          (1.66)         (0.67)
                                                      ===========    ===========    ===========
Weighted average number of common shares used in
  calculating net income (loss) per share of common
  stock -- basic....................................    7,875,376      6,094,343      3,918,347
                                                      ===========    ===========    ===========
Weighted average number of common shares used in
  calculating net income (loss) per share of common
  stock -- diluted..................................    8,433,301      6,094,343      3,918,347
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      CAREDATA.COM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            (DEFICIT) YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                              SERIES A CONVERTIBLE   SERIES B CONVERTIBLE
                                PREFERRED STOCK         PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                              --------------------   ---------------------   ------------------     PAID-IN      ACCUMULATED
                                SHARES     AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL        DEFICIT
                              ----------   -------   ----------   --------   ---------   ------   ------------   ------------
Balance at December 31,
  1996.....................    1,292,359   $ 1,292     280,623      $ 281      709,943   $  710   $ 4,971,644    $ (9,796,981)
Common stock issued in
  initial public
  offering.................           --        --          --         --    2,300,000    2,300    22,623,371              --
Conversion of Series A and
  Series B convertible
  preferred stock into
  common stock.............   (1,292,359)   (1,292)   (280,623)      (281)   1,021,809    1,022           551              --
Dividends paid on Series A
  and Series B convertible
  preferred stock..........           --        --          --         --           --       --       (24,673)             --
Issuance of common stock in
  acquisitions.............           --        --          --         --      143,682      144       901,023              --
Stock option exercises.....           --        --          --         --       20,243       20       101,929              --
Common stock repurchased
  and canceled.............           --        --          --         --       (2,331)      (3)      (14,566)             --
Net loss...................           --        --          --         --           --       --            --      (2,582,068)
                              ----------   -------    --------      -----    ---------    -----   -----------    ------------
Balance at December 31,
  1997.....................           --        --          --         --    4,193,346     4,193   28,559,279     (12,379,049)
Common stock issued in
  public offering..........           --        --          --         --    2,250,000     2,250   40,527,942              --
Issuance of common stock in
  acquisitions.............           --        --          --         --      361,126       361    6,602,214              --
Stock option exercises.....           --        --          --         --       51,941        53       32,600              --
Common stock repurchased
  and canceled.............           --        --          --         --       (4,648)       (5)     (12,817)             --
Exercise of warrants.......           --        --          --         --      493,030       493      304,036              --
Income tax benefit
  resulting from exercise
  of stock options.........           --        --          --         --           --        --      100,000              --
Net loss...................           --        --          --         --           --        --           --     (10,093,866)
                              ----------   -------    --------      -----    ---------    ------  -----------    ------------
Balance at December 31,
  1998.....................           --        --          --         --    7,344,795     7,345   76,113,254     (22,472,915)
Issuance of common stock in
  acquisitions.............           --        --          --         --      770,652       771    6,259,391              --
Payment of Series 1998-A
  preferred stock
  dividends................           --        --          --         --           --        --      (58,156)             --
Issuance of common stock
  under employee stock
  purchase plan............           --        --          --         --       86,483        86      301,824              --
Issuance of common stock as
  restricted stock
  awards...................           --        --          --         --       26,363        26      144,971              --
Stock option exercises.....           --        --          --         --        8,098         8       14,378              --
Income tax benefit
  resulting from exercise
  of stock options.........           --        --          --         --           --        --      153,000              --
Common stock repurchased
  and canceled.............           --        --          --         --         (373)       --       (3,230)             --
Accretion of redemption
  value of Series 1998-A
  preferred stock..........           --        --          --         --            --       --       (4,806)             --
Net income.................           --        --          --         --            --       --           --         400,438
                              ----------   -------    --------      -----     ---------   ------  -----------    ------------
Balance at December 31,
  1999.....................           --   $    --          --      $  --    8,236,018    $8,236  $82,920,626    $(22,072,477)
                              ==========   =======    ========      =====    =========    ======  ===========    ============


                                  TOTAL
                              SHAREHOLDERS'
                             EQUITY (DEFICIT)
                             ----------------
Balance at December 31,
  1996.....................    $(4,823,054)
Common stock issued in
  initial public
  offering.................     22,625,671
Conversion of Series A and
  Series B convertible
  preferred stock into
  common stock.............             --
Dividends paid on Series A
  and Series B convertible
  preferred stock..........        (24,673)
Issuance of common stock in
  acquisitions.............        901,167
Stock option exercises.....        101,949
Common stock repurchased
  and canceled.............        (14,569)
Net loss...................     (2,582,068)
                               -----------
Balance at December 31,
  1997.....................     16,184,423
Common stock issued in
  public offering..........     40,530,192
Issuance of common stock in
  acquisitions.............      6,602,575
Stock option exercises.....         32,653
Common stock repurchased
  and canceled.............        (12,822)
Exercise of warrants.......        304,529
Income tax benefit
  resulting from exercise
  of stock options.........        100,000
Net loss...................    (10,093,866)
                               -----------
Balance at December 31,
  1998.....................     53,647,684
Issuance of common stock in
  acquisitions.............      6,260,162
Payment of Series 1998-A
  preferred stock
  dividends................        (58,156)
Issuance of common stock
  under employee stock
  purchase plan............        301,910
Issuance of common stock as
  restricted stock
  awards...................        144,997
Stock option exercises.....         14,386
Income tax benefit
  resulting from exercise
  of stock options.........        153,000
Common stock repurchased
  and canceled.............         (3,230)
Accretion of redemption
  value of Series 1998-A
  preferred stock..........         (4,806)
Net income.................        400,438
                               -----------
Balance at December 31,
  1999.....................    $60,856,385
                               ===========

          See accompanying notes to consolidated financial statements.

                      CAREDATA.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               1999           1998          1997
                                                           ------------   ------------   -----------
Cash flows from operating activities:
  Net income (loss)......................................  $    400,438   $(10,093,866)  $(2,582,068)
  Adjustments to reconcile net income (loss) to net cash
    provided by(used in) operating activities:
    Acquired in-process research and development costs...     2,000,000     11,650,000     4,375,000
    Depreciation and amortization........................     6,350,601      2,814,811     1,304,155
    Loss due to early extinguishment of debt.............            --             --       806,146
    Decrease (increase) in:
       Accounts receivable...............................    (3,924,846)    (3,845,592)   (1,925,277)
       Other assets......................................    (2,053,338)      (762,951)      137,848
    Increase (decrease) in:
       Accounts payable..................................       118,488       (651,948)     (870,028)
       Accrued expenses and other liabilities............    (1,091,673)    (1,780,320)     (175,425)
       Deferred revenue..................................       216,001       (407,583)   (1,766,992)
                                                           ------------   ------------   -----------
         Net cash provided by (used in) operating
            activities...................................     2,015,671     (3,077,449)     (696,641)
                                                           ------------   ------------   -----------
Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired........   (19,439,788)   (14,362,372)   (7,386,208)
  Purchases of property and equipment....................    (3,810,323)    (1,504,961)     (948,833)
  Additions to software development costs................    (3,457,029)    (1,695,004)     (983,937)
  Purchase of investments................................   (13,490,000)            --            --
  Repayment of (loans to) employees......................       372,500       (402,500)       22,500
                                                           ------------   ------------   -----------
         Net cash used in investing activities...........   (39,824,640)   (17,964,837)   (9,296,478)
                                                           ------------   ------------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.................       316,296     40,867,374    22,727,620
  Common stock repurchased and canceled..................        (3,230)       (12,822)      (14,569)
  Payment of dividends...................................       (58,156)            --      (642,683)
  Proceeds from draws on revolving credit facility.......    16,502,482             --            --
  Payments on long-term debt and obligations under
    capital leases.......................................      (114,216)    (1,962,989)   (9,008,575)
                                                           ------------   ------------   -----------
         Net cash provided by financing activities.......    16,643,176     38,891,563    13,061,793
                                                           ------------   ------------   -----------
         Net increase (decrease)in cash and cash
            equivalents..................................   (21,165,793)    17,849,277     3,068,674
Cash and cash equivalents at beginning of period.........    21,365,208      3,515,931       447,257
                                                           ------------   ------------   -----------
Cash and cash equivalents at end of period...............  $    199,415   $ 21,365,208   $ 3,515,931
                                                           ============   ============   ===========
Supplemental disclosure of cash flow information: cash
  paid during the period for interest....................  $    361,406   $    137,720   $   129,771
                                                           ============   ============   ===========
Supplemental disclosures of noncash activities:
  Issuance of restricted stock awards....................  $    144,997   $         --   $        --
                                                           ============   ============   ===========
Acquisitions of businesses:
  Fair value of assets acquired..........................  $ 15,531,083   $ 13,322,746   $ 8,249,588
  Acquired in-process research and development costs.....     2,000,000     11,650,000     4,375,000
  Fair value of liabilities assumed......................    (1,981,770)    (6,492,417)   (3,600,535)
  Common stock issued....................................    (6,260,162)    (6,602,575)     (901,167)
  Preferred stock issued.................................    (4,250,289)            --            --
  Contingent consideration paid..........................    14,430,738      2,999,941            --
                                                           ------------   ------------   -----------
         Total cash paid for acquisitions................    19,469,600     14,877,695     8,122,886
  Cash acquired..........................................       (29,812)      (515,323)     (736,678)
                                                           ------------   ------------   -----------
         Net cash paid for acquisitions..................  $ 19,439,788   $ 14,362,372   $ 7,386,208
                                                           ============   ============   ===========

          See accompanying notes to consolidated financial statements.

                      CAREDATA.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

     Caredata.com, Inc. (formerly Medirisk, Inc.) (the "Company") is an online syndicator of healthcare content and applications to a wide range of Internet portals and e-commerce sites. The Company enables Web sites to enhance their content offerings by delivering its proprietary databases and co-branded tools to their established online communities. E-Health portals, payor sites, online destinations targeting small subsets of healthcare consumers and provider sponsored sites all need to attract and keep visitors at their sites. Caredata.com's Web applications and proprietary content attract visitors and provide this "stickiness" to its customers' Web sites without the customer having to spend the significant time and capital that would be required to develop similar applications and content on their own.

     Applications of the Company's products include pricing managed-care contracts, evaluating physician fee schedules and utilization of physician services, comparing provider outcomes and health plan performance, credentialing and recruiting physicians, developing healthcare delivery networks, and marketing healthcare services. The Company actively sells its products to leading business-to-business and business-to-consumer e-health companies, health plans, insurers, hospitals, large multi-specialty physician groups, physician practice management companies, employers, equipment suppliers and pharmaceutical companies, as well as several hundred smaller customers, including single-specialty physician groups.

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

     Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition.

     The consolidated financial statements include the accounts of Caredata.com, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Cash Equivalents

     Cash equivalents at December 31, 1999 and 1998 include amounts of $17,729 and $19,325,318, respectively, invested in money market accounts with a major brokerage firm. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (d) Revenue Recognition

     The Company provides services and licenses its products within its two segments, market performance and physician information.

     The Company's market performance products include healthcare forecasting software, healthcare utilization and reimbursement data, clinical outcomes data, healthcare satisfaction and pharmacy surveys, and on-line healthcare research software. The Company's market performance services include facility profitability analysis services, reimbursement compliance services, and clinical outcomes reporting services. The Com-pany's physician information products consist of physician recruiting databases and software, physician credentialling databases and software, and practice management software. The Company's physician information services consist of physician recruiting services, physician credentialling services, and healthcare administrative consulting services.

     Revenue from software licensing and support fees is recognized in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-4, Deferral of the Effective Date of Provision of 97-2. The Company's license and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. Revenue from co-branding arrangements is generally recognized upon implementation of the co-branded site, provided that no significant obligation remains and collection of the receivable is probable. Revenue from healthcare surveys is recognized as the related costs to produce the surveys are incurred. Fees from maintenance, updates and support of the Company's products are deferred and recognized ratably over the service period. Revenue from subscription to the Company's physician recruiting databases is recognized over the term of the subscription. Revenues for the Company's services are recognized as the services are performed.

  (e) Deferred Revenue

     Deferred revenue represents accounts receivable and payments to the Company by customers in advance of revenue recognition.

  (f) Accounts Receivable

     The Company often enters into multi-year, noncancelable subscription contracts, for which the associated receivables are recorded as accounts receivable and deferred revenue when they become due. The contract balances are generally due at the beginning of their respective annual anniversary dates.

  (g) Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures.....................................    3 to 7 years
Computer and office equipment..............................    1 to 5 years
Leasehold improvements.....................................    3 to 5 years

     Amortization of assets acquired under capital lease arrangements not transferring ownership or without a bargain purchase option is recorded using the straight-line method over the estimated useful lives of the assets or the lease term, whichever is shorter.

  (h) Excess of Cost Over Net Assets of Businesses Acquired

     The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over periods ranging from 10 to 15 years. The amortization period is based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and their adaptability to changing market conditions. At each balance sheet date, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks.

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

  (j) Research and Development Costs and Software Development Costs

     Research and development costs are expensed as incurred. Amounts expensed for research and development for the years ended December 31, 1999, 1998, and 1997, were $3,031,351, $2,944,047, and $2,149,155, respectively.

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

     The Company capitalized computer software development costs of $3,457,029 and $1,695,004 for the years ended December 31, 1999 and 1998, respectively. Capitalized computer software development costs are being amortized ratably based on the projected revenue associated with the software products or the straight-line method over five years, whichever method results in a higher level of amortization. Amortization expense was $561,300, $266,729, and $76,597 for the years ended December 31, 1999, 1998, and 1997, respectively.

  (k) Investments

     The Company has various investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, that are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of December 31, 1999 such investments were recorded at the lower of cost or estimated net realizable value.

  (l) Stock Option Plans

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

  (m) Net Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders is based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options, determined using the treasury stock method.

     Securities that could have potentially diluted basic earnings per share ("EPS") that were not included in diluted EPS because their effect on 1998 and 1997 was antidilutive totaled 447,827 and 765,515 for the years ended December 31, 1998 and 1997, respectively.

  (n) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (o) Income Taxes

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

  (p) Industry Segments

     On January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

  (q) Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company has no "other comprehensive income" to report for the years ended December 31, 1999, 1998 and 1997.

(2) BUSINESS ACQUISITIONS

  1999 ACQUISITIONS

  Patient Care Analyst ("PCA")

     Effective March 11, 1999, the Company acquired PCA, an Internet-based software product that provides on-line evaluation of patient-level hospital discharge data. PCA was acquired from the Center for Performance Improvement, a subsidiary of the Maryland Hospital Association, for $289,000 in cash. The acquisition was accounted for using the purchase method of accounting. The acquisition resulted in excess of cost over net assets acquired of $162,000.

  Healthcare Credentials Management Services, Inc. ("HCMS")

     Effective March 31, 1999, the Company acquired certain assets, including two Internet-based physician credentialing products, of HCMS, a leading credentials verification organization, for $4.0 million in cash. The acquisition was accounted for using the purchase method of accounting. The acquisition resulted in excess of cost over net assets acquired of $1.9 million. If the acquired business exceeds certain revenue goals, potential contingent consideration will be paid by the Company based upon a multiple of certain HCMS product revenues over a predetermined amount through March 2000. Contingent consideration, if any, will be paid in cash and will be added to excess of cost over net assets acquired and amortized prospectively.

  Citizen 1 Software, Inc. ("Citizen 1")

     Effective June 4, 1999, the Company acquired all of the outstanding shares of Citizen 1 of San Francisco, California, a provider of Internet-based healthcare research products to consumers and healthcare industry participants, for $5.0 million in cash and 770,652 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the Company's results of operations from the effective date of the acquisition. The acquisition resulted in purchased in-process research and development costs of $2.0 million and excess of cost over net assets acquired of $10.7 million. The Company used borrowings under the Bank of America Revolver to finance the cash portion of the acquisition consideration.

  1998 ACQUISITIONS

  Healthdemographics ("Healthdemographics")

     Effective March 23, 1998, the Company acquired all of the outstanding shares of Healthdemographics of San Diego, California, which provides databases and decision-support applications that forecast the supply of and demand for healthcare services, for $2.7 million in cash and 171,315 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of $4.8 million, acquired products of $120,000 and excess of cost over net assets acquired of $2.0 million. If the acquired business exceeds certain performance goals, contingent consideration will be paid by the Company based upon a multiple of Healthdemographics' operating income over a predetermined amount through March 31, 2001. Additional payments could be significant. Contingent consideration paid will be added to excess of cost over net assets acquired and amortized prospectively. Contingent consideration will be paid by the Company in cash and common stock or in Series 1998 -- A Preferred Stock, the determination of which is based on certain elections made by the selling shareholders. As of December 31, 1999, the Company paid contingent consideration of $4.7 million in cash and issued 465 shares of Series 1998 -- A Preferred Stock.

  Successful Solutions, Inc. ("Successful Solutions")

     Effective May 28, 1998, the Company acquired all of the outstanding shares of Successful Solutions of Vidalia, Georgia, which provides decision-support tools, consulting services and training materials to hospitals and physician group practices to assist in improving patient outcomes, achieving the efficient delivery of care and establishing billing and coding practices that comply with industry requirements. The Company purchased Successful Solutions for $2.9 million in cash and 189,811 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of $3.4 million, acquired products of $500,000 and excess of cost over net assets acquired of $2.2 million.

  Sweetwater Health Enterprises, Inc. ("Sweetwater")

     Effective June 25, 1998, the Company acquired all of the outstanding shares of Sweetwater of Dallas, Texas, which provides (i) a comprehensive selection of physician credentialing services to hospitals and managed-care organizations,
(ii) a suite of quality management software used by healthcare organizations to facilitate in-house credentialing and network management and to track perceptions of care and individual physician performance, and (iii) managed-care and interim-management services for healthcare organizations throughout the United States. The Company purchased Sweetwater for $6.2 million in cash. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of $3.5 million, acquired products of $2.2 million and excess of cost over net assets acquired of $3.9 million.

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

  CIVS, Inc. ("CIVS")

     Effective June 1, 1997, the Company acquired all of the outstanding shares of CIVS of Rockville, Maryland, a leading national provider of credentialing services to hospitals and managed-care organizations for approximately $3.5 million in cash and 129,166 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $3.1 million, acquired products of approximately $415,000 and excess of cost over net assets acquired of approximately $1.1 million.

  CareData Reports, Inc. ("Caredata Reports")

     Effective August 1, 1997, the Company acquired all of the outstanding shares of Caredata Reports of New York, New York, which performs surveys and creates reports analyzing consumer satisfaction with more than 150 aspects of managed healthcare plans and ranks specific health plans accordingly. Caredata Reports' products are used by managed-care plans to assess their competitive position and quality of care, by employers to evaluate health plans and by pharmaceutical companies to target potential markets for their products. The Company purchased Caredata Reports for approximately $4.1 million in cash and 14,516 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $975,000, acquired products of approximately $200,000, and excess of cost over net assets acquired of approximately $2.9 million. If the acquired business exceeded certain performance goals, contingent consideration would be paid by the Company based upon a multiple of Caredata Reports' operating income over a predetermined amount through 1999. In 1999 and 1998, the Company paid $5.5 million and $3.0 million, respectively, as contingent consideration and increased the excess of cost over net assets acquired by a like amount.

  Medsource, Inc. ("Medsource")

     In November 1997, the Company acquired all of the outstanding shares of Medsource of St. Paul, Minnesota, which licenses databases of physician information for use in recruiting physicians, developing healthcare networks, and marketing hospitals. The Company purchased Medsource for $250,000 in cash and the assumption of net liabilities of $805,000. The acquisition was accounted for using the purchase method of accounting and resulted in purchased in-process research and development costs of approximately $300,000, acquired products of approximately $125,000 and excess of cost over net assets acquired of approximately $755,000.

  INTEGRATION COSTS

     The Company incurred approximately $1.5 million, $1.9 million and $200,000 of integration costs related to the 1999, 1998 and 1997 acquisitions for the years ended December 31, 1999, 1998 and 1997, respectively; integration costs include amounts incurred for such activities as cross-training, product and facility integration and marketing. Included in integration costs for the years ended December 31, 1999 and 1998 are approximately $615,000 and $535,000, respectively, of internal expense allocations which may recur in other expense categories in the future.

  PRO FORMA RESULTS

     Unaudited pro forma results of operations as if the above 1999 and 1998 acquisitions had been acquired January 1, 1998 are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Revenues..................................................  $40,742,000     36,444,000
                                                            ===========    ===========
Net income (loss).........................................      387,000    (10,228,000)
                                                            ===========    ===========
Net income (loss) per share...............................  $      0.04          (1.44)
                                                            ===========    ===========

     The pro forma results include the historical accounts of the Company and the acquired entities adjusted to reflect the effects of the depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the assets acquired, additional interest expense related to notes payable issued in connection with the acquisitions and the reversal of the nonrecurring acquired in-process research and development costs recorded in connection with the acquisitions. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired entities been combined in 1999 and 1998, nor are they necessarily indicative of future operations.

(3) PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------   ---------
Furniture and fixtures......................................  $  880,410     653,527
Computer and office equipment...............................   7,744,163   4,050,612
Leasehold improvements......................................     433,747     247,013
                                                              ----------   ---------
                                                              $9,058,320   4,951,152
                                                              ==========   =========

     Included in property and equipment is equipment under capital lease arrangements with a cost of $1,060,324 and $967,929 and accumulated amortization of $871,284 and $843,900 at December 31, 1999 and 1998, respectively.

     Amortization of equipment held under capital lease arrangements is included in depreciation expense.

(4) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt and obligations under capital leases are summarized as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Borrowings under the Amended Credit Agreement (see below)...  $16,502,482            --
Obligations under capital leases, due in monthly
  installments, expiring at various dates through February
  2001, at varying interest rates, secured by property and
  equipment (note 5(a)).....................................      211,750        74,874
Other debt assumed in an acquisition with varying interest
  rates and maturity dates..................................       10,727         3,297
                                                              -----------   -----------
                                                               16,724,959        78,171
Less current installments...................................   16,619,758        62,057
                                                              -----------   -----------
     Total long-term debt and obligations under capital
       leases, excluding current installments...............  $   105,201        16,114
                                                              ===========   ===========

     Future minimum debt payments and obligations under capital leases are as follows:

                 YEARS ENDING DECEMBER 31,
                 -------------------------
2000........................................................  $16,619,758
2001........................................................       79,509
2002........................................................       25,692
                                                              -----------
                                                              $16,724,959
                                                              ===========

     Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

     On June 29, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with a commercial bank that amended the Company's existing revolving line of credit agreement. The Amended Credit Agreement has a maximum borrowing availability of $25 million, a maturity date of July 15, 2000 and an interest rate ranging from LIBOR plus 1.50% to LIBOR plus 2.10%.

The interest rate varies depending upon certain elections made by the Company and certain financial ratio positions as defined in the Amended Credit Agreement. Interest on borrowings is payable monthly and principal is due at expiration of the Amended Credit Agreement, July 15, 2000. Borrowings under the Amended Credit Agreement are subject to certain customary financial covenants and dividend restrictions and are secured by substantially all of the Company's assets. An annual commitment fee of 0.4% of the unused portion of the revolving line of credit is payable monthly under the terms of the Amended Credit Agreement. Total line of credit borrowings during 1998, all made prior to the Company's June 1998 Stock Offering, were $9,794,929, all of which were repaid with the June 1998 Stock Offering proceeds. In 1999, the Company borrowed $5.0 million under the Amended Credit Agreement to partially fund the acquisition of Citizen 1, $1.7 million to partially fund the additional consideration paid in connection with the Healthdemographics acquisition, $2.0 million for general working capital use and $7.9 million to make several equity investments. At December 31, 1999, the Company had approximately $8.5 million in borrowing availability remaining under the Amended Credit Agreement.

(5) COMMITMENTS

  (a) Leases

     The Company has entered into noncancelable capital and operating lease agreements for office space, furniture and fixtures, and computer and office equipment. Future minimum payments under all such noncancelable capital and operating leases as of December 31, 1999 are as follows:

                                                                            CAPITAL
YEAR ENDING DECEMBER 31,                                      OPERATING     (NOTE 4)
------------------------                                      ----------    --------
2000........................................................  $2,006,710    $122,304
2001........................................................   1,561,725      86,220
2002........................................................   1,246,411      27,267
2003........................................................   1,032,789          --
2004........................................................     362,888          --
                                                              ----------    --------
     Total minimum lease payments...........................  $6,220,522     235,792
                                                              ==========
Less amount representing interest and sales taxes...........                  24,042
                                                                            --------
     Present value of net minimum capital lease payments....                $211,750
                                                                            ========

Rental expense for noncancelable operating leases was $1,868,417, $1,190,639 and $661,302 for the years ended December 31, 1999, 1998, and 1997, respectively.

  (b) Advertising and Joint-Product Development Agreements

     During 1999, the Company entered into separate arrangements under which it committed to purchase advertising and fund joint-product development. Total commitments under these arrangements, all of which will be paid during 2000, amount to approximately $600,000.

  (c) Employment Agreement

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

  (d) Employee Benefit Plan

     The Company maintains a 401(k) plan (the "Plan") for the benefit of all eligible employees. The Plan provides for employer matching contributions at the discretion of the Company's management. In 1998, the Company began matching 25% of each employee's contribution, up to 4% of the employee's annual compensation. The Company's matching contributions are subject to a five-year vesting schedule. During 1999 and 1998, the Company contributed $93,100 and $59,544, respectively, to the plan.

  (e) Legal Matters

     The Company and certain of its officers and directors are named as defendants in three purported securities class action lawsuits filed in the United States District Court for the Northern District of Georgia: Richard Sturm
v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-1922), John T. Gallagher v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2099), and Frederick T. Casiello v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2100). The Sturm action was filed on July 8, 1998. The Gallagher and Casiello actions were each filed on July 24, 1998. These lawsuits have been consolidated under the style In re Medirisk, Inc. Securities Litigation. Plaintiffs served their consolidated and amended complaint on January 13, 1999. All defendants moved to dismiss this complaint on March 12, 1999. The consolidated and amended complaint alleges that the Company violated federal securities laws by making certain forward-looking statements and by failing to disclose in its public statements and/or the Prospectus for its June 1998 common stock offering certain alleged adverse trends respecting certain products. The consolidated and amended complaint asserts claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims under Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek compensatory damages, rescission or rescissory damages, and reimbursement of their attorneys' fees and costs.

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

(6) INCOME TAXES

     Total income tax expense (benefit) provided for in the Company's consolidated financial statements consists of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    --------
Consolidated income tax expense........................    $ 675,000    $ 550,000    $707,000
Income tax benefit resulting from exercise of stock
  options credited to stockholders equity..............     (153,000)    (100,000)         --
Income tax benefit resulting from initial recognition
  of acquired tax benefits credited to goodwill........     (382,000)          --          --
                                                           ---------    ---------    --------
     Total.............................................    $ 140,000    $ 450,000    $707,000
                                                           =========    =========    ========

     A reconciliation of the expected income tax expense (benefit) (based on a U.S. Federal statutory tax rate of 34%) to the actual income taxes is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Computed "expected" income tax expense(benefit)...    $   365,649    $(3,244,915)   $  (363,433)
In-process research and development costs expensed
  for financial accounting purposes, not
  deductible for tax purposes.....................        680,000      3,945,020      1,706,250
State income taxes, net of Federal income tax
  effect..........................................        187,109        294,117        (93,753)
Decrease in the valuation allowance for deferred
  income taxes....................................     (1,314,265)      (643,482)      (568,217)
Goodwill and other nondeductible items............        694,384        315,063             --
Other.............................................         62,123       (115,803)        26,153
                                                      -----------    -----------    -----------
Actual income taxes...............................    $   675,000    $   550,000    $   707,000
                                                      ===========    ===========    ===========

     The tax effects of temporary differences and carryforwards, which give rise to deferred income tax assets and liabilities, are presented below:

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
Deferred income tax assets:
  Acquired in-process research and development costs........    $1,795,322    $1,956,002
  Net operating loss carryforwards..........................     2,592,612       928,658
  Deferred revenue..........................................        40,457        82,625
  Property and equipment depreciation differences...........       150,631       162,033
  Cash to accrual adjustment................................       368,894       528,378
  Financial statement amortization in excess of tax.........       966,245       258,024
  Other.....................................................       443,643       213,658
                                                                ----------    ----------
       Total gross deferred income tax assets...............     6,357,804     4,129,378
  Less valuation allowance..................................     2,294,693     1,514,243
                                                                ----------    ----------
       Deferred income tax assets, net of valuation
        allowance...........................................     4,063,111     2,615,135
                                                                ----------    ----------
Deferred income tax liabilities:
  Intangible assets.........................................     1,000,000     1,000,000
  Capitalized software costs................................     3,063,111     1,615,135
                                                                ----------    ----------
     Deferred income tax liabilities........................     4,063,111     2,615,135
                                                                ----------    ----------
                                                                $       --    $       --
                                                                ==========    ==========

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

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $6,648,000, which expire beginning in 2006 through 2012. Under Internal Revenue Code Section 382, approximately

$6,297,000 of the Company's net operating loss carryforwards are limited to approximately $900,000 per year as a result of the Company's acquisitions.

(7) STOCKHOLDERS' EQUITY (DEFICIT)

  (a) Stock Options

     Effective October 1996, the Board of Directors adopted the 1996 Stock Incentive Plan (the "1996 Plan"), under which 580,645 shares of common stock have been reserved for issuance. Effective February 1998, the Board of Directors adopted the 1998 Long-Term Incentive Plan (the "1998 Plan"), under which 850,000 shares of common stock have been reserved for issuance to date.

     Options granted under the 1996 and 1998 Plans may be incentive stock options or nonqualified stock options, as determined by the Board of Directors at the time of grant. Incentive stock options are granted at a price not less than the fair market value of the stock on the grant date, and nonqualified options are granted at a price to be determined by the Board of Directors on the grant date. The Board of Directors establishes option-vesting terms at the time of grant, presently five years. The expiration date of options granted under the 1996 and 1998 Plans is determined at the time of grant and may not exceed ten years from the date of the grant. The 1996 and 1998 Plans also permit the granting of certain stock incentives including restricted stock awards, stock appreciation rights, and performance awards.

     Effective October 1996, the Board of Directors adopted the Caredata.com, Inc. Nonmanagement Directors' Stock Option Plan (the "Director Plan"), under which 100,000 common shares have been reserved for issuance. Under the terms of the Director Plan, Directors receive a specified number of options for each year that they serve as a member of the Board of Directors. Options must be granted with exercise prices equal to the fair market value of the stock on the grant date. Options granted vest over three years and expire ten years from the date of grant.

     The following table summarizes option activity under all option plans for the years ended December 31, 1999, 1998, and 1997:

                                                                        EXERCISE PRICE
                                                            SHARES         PER SHARE
                                                           ---------    ---------------
Options outstanding at December 31, 1996.................    318,928    $0.300 -  0.641
Granted..................................................    335,877     7.625 - 11.000
Exercised................................................    (20,243)    0.300 -  7.625
Canceled.................................................    (60,240)    0.300 -  7.625
                                                           ---------
Options outstanding at December 31, 1997.................    574,322     0.300 - 11.000
Granted..................................................    569,905     2.313 - 24.500
Exercised................................................    (51,941)    0.300 -  0.641
Canceled.................................................    (94,269)    0.300 - 22.438
                                                           ---------
Options outstanding at December 31, 1998.................    998,017     0.300 - 24.500
Granted..................................................    458,980     3.813 -  9.063
Exercised................................................     (8,098)    0.641 -  2.313
Canceled.................................................   (102,113)    2.313 - 11.000
                                                           ---------
Options outstanding at December 31, 1999.................  1,346,786    $0.300 - 24.500
                                                           =========    ===============
Options exercisable at December 31, 1999.................    391,716    $0.300 - 24.500
                                                           =========    ===============

     The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                 ---------------------------------------------   -------------------------------
                                     NUMBER          WEIGHTED-       WEIGHTED-       NUMBER
                                 OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT     WEIGHTED-
   RANGE OF                       DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,       AVERAGE
EXERCISE PRICES                       1999        CONTRACTUAL LIFE     PRICE          1999        EXERCISE PRICE
---------------                  --------------   ----------------   ---------   --------------   --------------
$ 0.00 -  5.00    .............      657,809          84 months       $ 1.865       262,662          $ 1.066
  5.00 - 10.00    .............      431,444         112 months         7.591        23,384            7.556
 10.00 - 15.00    .............      190,053          93 months        10.660        92,174           10.718
 20.00 - 25.00    .............       67,480         100 months        22.032        13,496           22.032
                                   ---------         ----------       -------       -------          -------
                                   1,346,786          95 months       $ 5.878       391,716          $ 4.447
                                   =========         ==========       =======       =======          =======

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net earnings (loss) and pro forma earnings (loss) per share as if the Company had accounted for its employee stock options under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:

                                                1999            1998           1997
                                             -----------    ------------    -----------
Net loss...................................  $(1,264,611)   $(11,111,388)   $(3,062,437)
Loss per share.............................        (0.15)          (1.82)         (0.78)

     The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $6.38, $4.49 and $7.02, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               1999       1998       1997
                                                              -------    -------    -------
Expected volatility.........................................      102%       112%        66%
Expected dividend yield.....................................     None       None       None
Risk-free interest rate.....................................        7%         5%         6%
Expected life of options....................................  6 years    6 years    7 years

  (b) Warrants

     In 1998, the outstanding warrants to purchase the Company's common stock were exercised, resulting in proceeds to the Company of $304,529 and the related issuance of 493,030 shares of the Company's common stock. Such warrants were originally issued during 1996 and 1993. As of December 31, 1999, there were no outstanding warrants.

  (c) Public Offerings

     On January 31, 1997, the Company sold 2.3 million shares of Common Stock in an initial public offering in which it received approximately $22.6 million, net of offering expenses of approximately $750,000. As a result of the consummation of the offering, the previously outstanding Series A convertible preferred stock and Series B convertible preferred stock were converted into 1,021,809 shares of common stock of the Company and the Company's $6.9 million senior subordinated note was repaid. In connection with the repayment of the senior subordinated note, the Company recorded an $806,000 extraordinary charge on the early extinguishment of debt relating to the unamortized note discount and related deferred financing costs.

     In June 1998, the Company completed a stock offering of 2,250,000 shares of Common Stock in which it received approximately $40.5 million, net of offering expenses of approximately $600,000.

  (d) Shareholder Protection Rights Agreement

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

  (e) Employee Stock Purchase Plan

     In September 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "ESPP") and has reserved 200,000 shares of the Company's common stock for future issuance under the ESPP. Under the ESPP, shares of the Company's common stock may be purchased at three-month intervals at 85% of the lower of the fair market value on the first or the last day of each three-month period. All Company employees are eligible and may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1999, employees contributed $301,910 to the ESPP, the amount of which was used to purchase 86,483 of the Company's Common Stock. At December 31, 1999, 113,517 shares were reserved for future issuance.

  (f) Stock Repurchase Plan

     On September 14, 1998, the Board of Directors approved a Stock Repurchase Plan (the "Repurchase Plan") pursuant to which the Company is authorized to repurchase up to 720,000 shares of the Company's common stock at market prices. The Repurchase Plan was effective October 7, 1998. No shares had been repurchased under the Repurchase Plan as of December 31, 1999.

(8) SERIES 1998-A PREFERRED STOCK

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

     As of December 31, 1999, 465 shares of Series 1998-A Preferred Stock were issued and outstanding, and $58,156 of dividends had been paid. A discount associated with the issuance of the Series 1998-A Preferred Stock of $402,193, representing the difference between the recorded fair value of the Series 1998-A Preferred Stock and the redemption value, is being accreted using the effective interest method. As of December 31, 1999, the unaccreted discount related to the Series 1998-A Preferred Stock was $397,387.

(9) MAJOR CUSTOMERS

     During 1997, one customer accounted for approximately 16% of total revenues. No individual customer accounted for more than 10% of the Company's revenues during either 1999 or 1998.

(10) NOTES RECEIVABLE FROM OFFICERS

     In June 1996, the Company loaned $112,500 to an officer of the Company in the form of an unsecured promissory note. The note is to be repaid in five equal annual installments of $22,500 each, due and payable on the first through fifth anniversaries of the date of the note. Interest accrues at a rate of 8.25% per annum and is due and payable by the officer on the date each principal payment is due. The annual installments of $22,500 were paid in 1997, 1998 and 1999.

     In July 1998, the Company loaned $75,000 to an officer of the Company in the form of an unsecured promissory note. Interest accrued at 8.5% per annum. The note was paid in full on August 2, 1999.

     In August 1998, the Company loaned $350,000 to an officer of the Company in the form of an unsecured promissory note. Interest accrued at 7.5% per annum. The note was paid in full on July 30, 1999.

     In June 1999, the Company loaned $50,000 to an officer of the Company in the form of an unsecured promissory note. The note is to be repaid in three equal annual installments of $16,666 each, due and payable on the first through third anniversaries of the date of the note. Interest accrues at a rate of 8.00% per annum and is due and payable by the officer on the date each principal payment is due.

(11) SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different products and services. The Company provides its services and products through its Market Performance and Physician Information segments. The Company's market performance products include healthcare forecasting software, healthcare utilization and reimbursement data, clinical outcomes data, healthcare satisfaction and pharmacy surveys, and on-line healthcare research software. The Company's market performance services include facility profitability analysis services, reimbursement compliance services, and clinical outcomes reporting services. The Company's physician information products consist of physician recruiting databases and software, physician credentialling databases and software, and practice management software. The Company's physician information services consist of physician recruiting services, physician credentialling services, and healthcare administrative consulting services.

     The Company evaluates each segment's performance based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, or acquired in-process research and development costs and integration costs).

                                                        1999            1998           1997
                                                     -----------    ------------    -----------
Revenue:
  Market Performance.............................    $22,218,890    $ 16,729,088    $ 9,535,428
  Physician Information..........................     17,609,120      10,474,942      7,213,411
                                                     -----------    ------------    -----------
                                                     $39,828,010    $ 27,204,030    $16,748,839
                                                     -----------    ------------    -----------
Operating profit(1):
  Market Performance.............................    $10,247,887    $  7,425,658    $ 4,686,212
  Physician Information..........................      7,608,238       2,618,848      2,805,269
  Corporate......................................     (7,006,828)     (3,852,605     (3,026,196)
                                                     -----------    ------------    -----------
                                                     $10,849,297    $  6,191,901    $ 4,465,285
                                                     -----------    ------------    -----------
Depreciation and Amortization:
  Market Performance.............................    $   902,982    $    766,523    $   457,405
  Physician Information..........................      1,706,297         464,555        265,174
  Corporate......................................      3,741,322       1,583,733        581,576
                                                     -----------    ------------    -----------
                                                     $ 6,350,601    $  2,814,811    $ 1,304,155
                                                     -----------    ------------    -----------
Reconciling items
  AIPR&D and Integration costs...................    $(3,538,606)   $(13,546,639)   $(4,575,025)
  Other..........................................        115,348         625,683        344,973
                                                     -----------    ------------    -----------
                                                     $(3,423,258)   $(12,920,956)   $(4,230,052)
                                                     -----------    ------------    -----------
Income (loss) before income taxes and
  extraordinary item.............................    $ 1,075,438    $ (9,543,866)   $(1,068,922)
                                                     ===========    ============    ===========
Assets:
  Market Performance.............................    $ 9,957,799    $ 11,828,473    $ 5,600,583
  Physician Information..........................      9,892,598       3,464,550      2,653,117
  Corporate......................................     68,917,806      43,826,865     12,404,566
                                                     -----------    ------------    -----------
                                                     $88,768,203    $ 59,119,888    $20,658,266
                                                     ===========    ============    ===========

---------------
(1) Excludes depreciation costs, amortization costs, acquired in-process research and development costs, integration costs and acquisition-related costs.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Caredata.com, Inc.

     Under date of February 4, 2000, we reported on the consolidated balance sheets of Caredata.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on Form 10-K for the year 1999. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  KPMG LLP

Atlanta, Georgia
February 4, 2000

                                  SCHEDULE II

                      CAREDATA.COM. INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                               ----------------------------
                                 BALANCE AT                      CHARGES TO
                                 BEGINNING       CHARGES TO      COSTS AND        NET         BALANCE AT
DESCRIPTION                      OF PERIOD     OTHER ACCOUNTS     EXPENSES     DEDUCTIONS    END OF PERIOD
-----------                      ----------    --------------    ----------    ----------    -------------
December 31, 1997
  Allowance for doubtful
     accounts..................   $ 97,439      $150,000(1)       $ 92,000      $191,882       $147,557
December 31, 1998
  Allowance for doubtful
     accounts..................    147,557       324,665(1)        213,760       219,732        466,250
December 31, 1999
  Allowance for doubtful
     accounts..................    466,250        90,000(1)        603,821       258,482        901,589

---------------
(1) Represents beginning balance in allowance for doubtful accounts of acquired companies.