Form 10-Q
period 2000-03-31
CAREDATA COM INC
filed 2000-05-15
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2000.

                                       Or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from        to        .
                                        ------    ------


                        Commission file number 000-27056


                               CAREDATA.COM, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                       58-2256400
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Two Piedmont Center, Suite 400, 3565 Piedmont Rd.,  Atlanta, Georgia    30305
--------------------------------------------------------------------------------
         (Address of principal executive office)                      (Zip code)


Registrant's Telephone Number Including Area Code:       (404) 364-6700
                                                  -----------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value, as of May 10, 2000 was 8,267,047.

                        PART I - -FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       CAREDATA.COM, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET



(Amounts in thousands)
                                                                                              MARCH 31, 2000     DECEMBER 31, 1999
                                                                                              --------------     -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                                      $    --          $   199
    Accounts receivable, less allowance for doubtful
       accounts of $1,018 and $902 at March 31, 2000
       and December 31, 1999, respectively                                                          13,801           12,053
    Prepaid expenses                                                                                 1,015              956
    Note receivable from officer                                                                        39               39
    Product and data licenses                                                                        1,250            1,188
    Other current assets                                                                               730              621
                                                                                                   -------          -------
            Total current assets                                                                    16,835           15,056
                                                                                                   -------          -------

Property and equipment                                                                              10,047            9,058
    Less accumulated depreciation and amortization                                                   4,718            4,020
                                                                                                   -------          -------
            Property and equipment, net                                                              5,329            5,038
                                                                                                   -------          -------

Excess of cost over net assets of businesses
    acquired, less accumulated amortization of
    $5,426 and $4,467 at March 31, 2000 and December 31, 1999, respectively                         41,610           42,568
Intangible assets, less accumulated amortization of
    $2,310 and $2,010 at March 31, 2000 and December 31, 1999, respectively                          5,337            5,637
Software development costs, less accumulated
    amortization of $1,170 and $925 at March 31, 2000 and
    December 31, 1999, respectively                                                                  6,259            5,564
Note receivable from officer, excluding current portion                                                 23               23
Investments                                                                                         17,345           13,490
Other assets                                                                                         1,868            1,392
                                                                                                   -------          -------
            Total other assets                                                                      72,442           68,674
                                                                                                   -------          -------

            Total assets                                                                           $94,606          $88,768
                                                                                                   =======          =======


                      CAREDATA.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                               MARCH 31, 2000    DECEMBER 31, 1999
                                                                                               --------------    -----------------
CURRENT LIABILITIES
   Current installments of long-term debt and obligations under
      capital leases                                                                               $ 22,709         $ 16,620
   Accounts payable                                                                                     434              678
   Accrued expenses                                                                                   1,493            1,927
   Income taxes payable                                                                                 905              758
   Deferred revenue                                                                                   4,268            3,569
                                                                                                   --------         --------
         Total current liabilities                                                                   29,809           23,552

Long-term debt and obligations under capital leases, excluding
   current installments                                                                                  76              105
                                                                                                   --------         --------
         Total liabilities                                                                           29,885           23,657
                                                                                                   --------         --------

Series 1998-A preferred stock, $.001 par value, redeemable; 5 shares authorized and designated; 0.465 shares issued and outstanding with a per-share
   liquidation value of $10,000 at March 31, 2000 and December 31, 1999                               4,255            4,255

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 795 shares
      authorized; none issued or outstanding                                                             --               --
   Series A junior participating preferred stock $.001 par
      value; 200 shares authorized and designated; none
      issued or outstanding                                                                              --               --
   Common stock -- $.001 par value; 20,000 shares authorized;
     8,254 and 8,236 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively                                                   8                8
   Additional paid in capital                                                                        83,004           82,920
   Accumulated deficit                                                                              (22,546)         (22,072)
                                                                                                   --------         --------
                                                                                                     60,466           60,856
                                                                                                   --------         --------

         Total liabilities and stockholders' equity                                                $ 94,606         $ 88,768
                                                                                                   ========         ========


     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


(Amounts in thousands, except per share data)

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                                MARCH 31,
                                                                                ---------
                                                                          2000             1999
                                                                        --------         --------

Revenue                                                                 $ 11,068         $  8,078
Salaries, wages and benefits                                               4,992            3,857
Other operating expenses                                                   3,803            2,366
Depreciation and amortization                                              2,128            1,002
                                                                        --------         --------

              Operating income                                               145              853

Interest income (expense), net                                              (404)             273
                                                                        --------         --------

Income (loss) before income taxes                                           (259)           1,126

Income taxes                                                                (215)            (442)
                                                                        --------         --------

              Net income (loss)                                             (474)             684

Series 1998-A preferred stock dividend                                       (58)              --
                                                                        --------         --------

Net income (loss) attributable to common stock                          $   (532)        $    684
                                                                        ========         ========

              Net income (loss) per share of common stock -- basic      $  (0.06)        $   0.09
                                                                        ========         ========

              Net income (loss) per share of common stock -- diluted    $  (0.06)        $   0.09
                                                                        ========         ========

Weighted average number of common shares outstanding --
    basic                                                                  8,249            7,391
                                                                        ========         ========

Weighted average number of common shares outstanding --
    diluted                                                                8,249            7,816
                                                                        ========         ========


     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Amounts in thousands)
                                                                                                         THREE MONTHS
                                                                                                         ------------
                                                                                                        ENDED MARCH 31,
                                                                                                        ---------------
                                                                                                     2000             1999
                                                                                                   --------         --------

Cash flows from operating activities:
     Net income (loss)                                                                             $   (474)        $    684
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                                                2,128            1,002
         Increase in:
              Accounts receivable                                                                    (1,748)          (1,283)
              Other assets                                                                             (718)             (52)
         Increase (decrease) in:
              Accounts payable                                                                         (244)             587
              Accrued expenses and other liabilities                                                   (287)            (196)
              Deferred revenue                                                                          699              358
                                                                                                   --------         --------
                 Net cash provided by (used in) operating activities                                   (644)           1,100
                                                                                                   --------         --------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                                     --           (7,289)
     Purchases of property and equipment                                                               (914)            (626)
     Additions to software development costs                                                           (940)            (871)
     Purchase of investments                                                                         (3,855)              --
     Repayment of note receivable from stockholders                                                      --              250
                                                                                                   --------         --------
                 Net cash used in investing activities                                               (5,709)          (8,536)
                                                                                                   --------         --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                              95               72
     Common stock repurchased and canceled                                                               (1)              --
     Proceeds from draw on revolving credit facility                                                  6,090               --
     Payments on long-term debt and obligations under capital leases                                    (30)             (33)
                                                                                                   --------         --------
                 Net cash provided by financing activities                                            6,154               39
                                                                                                   --------         --------

                 Net decrease in cash and cash equivalents                                             (199)          (7,397)
Cash and cash equivalents at beginning of period                                                        199           21,365
                                                                                                   --------         --------
Cash and cash equivalents at end of period                                                         $     --         $ 13,968
                                                                                                   ========         ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                                      $    408         $      2
                                                                                                   ========         ========

Supplemental disclosure of non-cash activities:
                                                                                                   --------         --------
     Accrual of contingent consideration                                                           $     --         $  5,402
                                                                                                   ========         ========
     Issuance of restricted stock awards                                                           $     --         $    145
                                                                                                   ========         ========

Acquisitions of businesses:
     Fair value of assets acquired                                                                 $     --         $  4,867
     Fair value of liabilities assumed                                                                   --             (578)
     Contingent consideration paid                                                                       --            3,000
                                                                                                   --------         --------
         Net cash paid for acquisitions                                                            $     --         $  7,289
                                                                                                   ========         ========

                       CAREDATA.COM, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       GENERAL:

         The consolidated condensed financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K of Caredata.com, Inc. (the "Company") for the year ended December 31, 1999.

2.       NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

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

         Securities that could have potentially diluted basic earnings per share ("EPS") that were not included in diluted EPS because their effect on the three months ended March 31, 2000 was antidilutive totaled approximately 570,000.

3.       LINE OF CREDIT:

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with Bank of America under which a $25 million revolving credit facility (the "Bank of America Revolver") was made available to the Company to fund working capital needs as well as new product development and acquisitions.

4.       ACQUISITIONS:

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData Reports acquisition, additional consideration of $5.5 million and $3.0 million was paid in 1999 and 1998, respectively. In connection with the 1998 acquisition of Healthdemographics, the Company paid additional cash consideration of $4.7 million during 1999 and issued 465 shares of Series 1998-A Preferred Stock in September 1999. Each share of Series 1998-A Preferred Stock has a liquidation preference and redemption value of $10,000, is mandatorily convertible into 442 shares of common stock upon the market value of the Company's common stock reaching $22.61 per share, earns dividends at a rate of 5 percent of the redemption value, and is mandatorily redeemable at the twentieth anniversary of the date of issuance. Although no additional contingent payments were made in the three months ended March 31, 2000, additional contingent payments will be forthcoming in 2000 and are expected to be material.


5.       INVESTMENTS:

         The Company has various investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, that are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of March 31, 2000 such investments were recorded at the lower of cost or estimated net realizable value.

6.       SEGMENT REPORTING:

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

         The Company evaluates each segment's performance based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, and acquired in-process research and development costs and integration costs).

                                                                  THREE MONTHS
(Amounts in thousands)                                           ENDED MARCH 31,
                                                                 2000           1999
                                                              ---------       --------
Revenue:
    Market Performance                                         $  5,729       $  4,814
    Physician Information                                         5,339          3,264
                                                               --------       --------
    Total                                                      $ 11,068       $  8,078
                                                               --------       --------

Operating profit(1):
    Market Performance                                         $  2,156       $  2,262
    Physician Information                                         3,317            887
    Corporate                                                    (3,200)        (1,294)
                                                               --------       --------
    Total                                                      $  2,273       $  1,855
                                                               --------       --------

Depreciation and amortization:
    Market Performance                                         $    382       $    188
    Physician Information                                           486            196
    Corporate                                                     1,260            618
                                                               --------       --------
    Total                                                      $  2,128       $  1,002
                                                               --------       --------

Reconciling item:
    Other                                                      $   (404)      $    273


                                                               --------       --------
Income (loss) before income taxes                              $   (259)      $  1,126
                                                               ========       ========


                                                               MAR. 31,       DEC. 31
                                                                 2000           1999
                                                              ---------       --------
Assets:
    Market Performance                                         $  9,737       $  9,958
    Physician Information                                         9,468          9,892
    Corporate                                                    75,401         68,918
                                                               --------       --------
                                                               $ 94,606       $ 88,768
                                                               ========       ========


(1) Excludes depreciation costs, amortization costs, acquired in-process research and development costs, integration costs and acquisition-related costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Caredata.com is an online syndicator of healthcare content and applications to a wide range of Internet portals and e-commerce sites. The Company enables Web sites to enhance their content offerings by delivering its proprietary databases and co-branded tools to their established online communities. As a supplier of Web-based content and applications, the Company is not subjected to the intense marketing costs needed to attract site users. E-Health portals, payor sites, online destinations targeting small subsets of healthcare consumers and provider-sponsored sites all need to attract and keep visitors at their sites. Caredata.com's Web applications and proprietary content attract visitors and provide this "stickiness" to its customers' Web sites without the customer having to spend the significant time and capital that would be required to develop similar applications and content on their own. Caredata.com currently has more than 50 strategic partnerships and alliances with leading Web businesses.

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

         The Company's two groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the seasonality of the Company's products. Of its total revenue for the three months ended March 31, 2000, the Company derived approximately 52% from market performance products and approximately 48% from physician information products. Of its total revenue for the year ended December 31, 1999, the Company derived approximately 56% from market performance products and approximately 44% from physician information products.

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

         From time to time, the Company agrees to accept equity securities from its customers in lieu of cash as payment for products and services purchased by such customers from the Company. These arrangements typically involve high risk, start-up companies whose equity securities have no trading market and, therefore, no liquidity. Approximately $2.1 million or 19% of the Company's revenue for the three months ended March 31, 2000 consists of such securities.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

STATEMENTS OF OPERATIONS:                 THREE MONTHS
                                          ------------
                                         ENDED MARCH 31,
                                         ---------------
                                      2000           1999
                                    --------       -------
Revenue                                 100 %          100 %
Salaries, wages and benefits             45             48
Other operating expenses                 35             29
Depreciation and amortization            19             12
                                    -------        -------
    Operating income                      1             11
Interest income (expense), net           (3)             4
Income tax expense                       (2)            (6)
                                    -------        -------
    Net income (loss)                    (4)%            9 %
                                    =======        =======


QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         Revenue. Revenue for the three months ended March 31, 2000 was $11.1 million, an increase of $3.0 million, or 37%, over the same period in the prior year. Internet-related revenue, which consists of sales of newly developed Internet products, Internet products acquired in connection with the acquisitions made in 1999 and traditional products that became Web-enabled in 1999 and 2000, represented $8.3 million of the Company's revenue for the three months ended March 31, 2000. The increase from 1999 to 2000 is primarily attributable to sales of these Internet-related products and the full year impact of the acquisitions made in 1999.

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended March 31, 2000 were $5.0 million, an increase of $1.1 million or 29% over the same period in the prior year. The increase was primarily the result of the full-year impact of the acquisitions made in 1999 and incremental expenses associated with internal growth. As a percentage of revenue, salaries, wages and benefits for the three months ended March 31, 2000 and 1999 were 45% and 48%, respectively. The decrease in salaries, wages and benefits as a percentage of revenue was primarily attributable to efficiencies gained from the Company's integration and consolidation efforts.

         Other operating expenses. Other operating expenses for the three months ended March 31, 2000 were $3.8 million, an increase of $1.4 million or 61% over the same period in the prior year. The increase was primarily related to costs associated with the full-year impact of the acquisitions made in 1999 and costs related to strengthening the Caredata.com brand. Other operating expenses as a percentage of revenue were 35% for the three months ended March 31, 2000 as compared to 29% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2000 were $2.1 million, an increase of $1.1 million or 112% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the acquisitions made in 1999, acquisitions made in 1998 and acquisitions made in 1997. Depreciation and amortization as a percentage of revenue increased to 19% for the three months ended March 31, 2000 compared to 12% in the same period in the prior year.

         Interest income (expense), net. Net interest expense for the three months ended March 31, 2000 was $404,000, compared to net interest income of $273,000 for the same period in the prior year. The increase in expense was a result of decreased cash balances and the interest expense related to draws on the Company's revolving credit facility with Bank of America.

         Income tax expense. Income tax expense for the three months ended March 31, 2000 was $215,000, compared to income tax expense of $442,000 for the same period in the prior year. The decrease was primarily due to a decrease in taxable income. The Company records income tax expense using an effective tax rate of 39% on its taxable income. Differences between taxable income and net income (loss) arise primarily from the non-deductibility of amortization expense related to certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's Amended and Restated Credit Agreement with Bank of America (the "Bank of America Revolver") under which $25.0 million was made available to the Company is secured by substantially all of the Company's assets. Under the terms of the Bank of America Revolver, the Company may borrow, subject to customary terms, conditions and covenants, up to $25.0 million to fund working capital needs, new product development and acquisitions. The Amended and Restated Credit Agreement for the Bank of America Revolver provides for interest at varying rates based on LIBOR and Bank of America's prime rate, and will mature on July 15, 2000. Under the terms of the Bank of America Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts, and consummation of certain mergers and acquisitions without the consent of Bank of America. Financial covenants include, but are not limited to, maintaining debt to capitalization ratios, minimum net worth ratios, debt service coverage ratios and cash flow leverage ratios. In 2000 and 1999, the Company borrowed $5.0 million on the Bank of America Revolver to partially fund the acquisition of Citizen 1, $1.7 million to partially fund the contingent consideration paid in connection with the Healthdemographics acquisition, $5.2 million for general working capital use and $10.7 million to make minority equity investments in several strategic businesses, primarily e-health companies.

         The Company had a working capital deficit of $13.0 million as of March 31, 2000 as compared to a working capital deficit of $8.5 million at December 31, 1999. The decrease was primarily due to the additional borrowings against the Bank of America Revolver as discussed in the preceding paragraph.

         Net cash used in operating activities totaled $644,000 for the three months ended March 31, 2000 as compared to net cash provided by operating activities of $1.1 million for the same period in the prior year. The decrease in cash provided by operating activities of $1.7 million was primarily due to a net loss for the three months ended March 31, 2000 versus a net income in the same period in the prior year.

         Net cash used in investing activities was approximately $5.7 million for the three months ended March 31, 2000 as compared to $8.5 million for the same period in the prior year. In the three months ended March 31, 2000, the Company used cash to fund $914,000 in fixed asset purchases, $940,000 of software development and $3.9 million in minority investments in other companies.

         Net cash provided by financing activities was $6.2 million for the three months ended March 31, 2000 as compared to $39,000 for the same period in the prior year. In the three months ended March 31, 2000, the Company borrowed $6.1 million under the Bank of America revolving credit facility.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company is required to make additional payments, which could be material. In connection with the Caredata Reports acquisition, additional consideration payments of $5.5 and $3.0 million were made in 1999 and 1998, respectively. In connection with the Healthdemographics acquisition, additional consideration payments of $4.7 million in cash and 465 shares of Series 1998-A Preferred Stock were made in 1999. Although no additional contingent payments were made in the three months ended March 31, 2000, additional contingent payments will be forthcoming in 2000 and are expected to be material.

         The Company believes that available borrowings under the Bank of America Revolver and cash generated from operations will be sufficient to meet the capital needs for the Company's operations for only the very near term. Therefore, in connection with the maturity of the Bank of America Revolver and the payment of certain required contingent obligations in July 2000, the Company must either refinance the Bank of America Revolver and/or seek alternative debt and/or equity financing to satisfy its obligations in this regard. There can be no assurance that the Company will be able to refinance the Bank of America Revolver or obtain alternative financing in amounts and on terms acceptable to the Company. The Company's business operations will be materially and adversely affected if the Company is unable to obtain new financing during the second and/or third quarters of 2000. The Company's future liquidity and cash requirements will depend on a wide range of factors, including costs associated with development of new products, enhancements of existing products and acquisitions. Although the Company has no present commitments or agreements regarding acquisitions, part of the Company's strategy is to acquire additional complementary products and businesses.

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

         In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP amends SOP No. 97-2 to, among other matters, require recognition of revenue using the "residual method" in circumstances outlined in the SOP. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2, and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not believe that the adoption of SOP No. 98-9 will have a material effect on the Company's revenue recognition.


RISK FACTORS

         In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This quarterly report, as well as press releases and other public statements made by the Company from time to time, contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements address activities, events or developments that will or may occur in the future and are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors. Forward-looking statements include those statements that anticipate future financial performance, business prospects, growth and operating strategies, industry and market dynamics, business relationships, sources and types of revenue, sources and availability of financing and similar matters, as well as statements modified by the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. These forward-looking statements are subject to a number of risks and uncertainties (such as those set forth below) that could cause future events or actual results to differ materially from those expressed in or implied by the forward-looking statements. Many of these risks and uncertainties are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise or update in order to reflect events after the date made.

         Need for Additional Financing. The Company has near term demands on its liquidity and capital resources, including the maturity of its revolving line of credit with Bank of America in July 2000 and anticipated earnout obligations from past acquisitions also due in July 2000. Therefore, the Company must either re-finance the Bank of America revolver and/or seek alternative debt and/or equity financing. In addition, implementation of the Company's growth strategy will require significant capital resources. Capital is needed for both internal growth and the acquisition and integration of new businesses, products and services. If the Company does not maintain sufficient cash resources, the Company's existing operations would be materially impaired, unless it is able to obtain additional capital through debt or equity financings. Any debt financings could result in the imposition on the Company of operational or financial restrictions. Any equity financings could result in dilution to holders of the Company's Common Stock. There can be no assurance that the Company will be able to obtain needed financing in the near future or that, if available, such financing will be on terms acceptable to the Company. The Company's business operations will be materially and adversely affected if the Company is unable to obtain new financing during the second and/or third quarters of 2000.

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

         History of Operating Losses; Uncertain Profitability. Although the Company had net income for the year ended December 31, 1999, the Company has recorded net losses in the three years ended December 31, 1996, 1997 and 1998 and in the three-month period ended March 31, 2000. In view of the Company's prior operating history, there can be no assurance that the Company will continue to achieve profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Furthermore, in applying the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to the Company, particularly considering the Company's history of net losses, the Company has been unable to support a conclusion that it is more likely than not that its deferred tax assets will be realized for purposes of SFAS 109. As a result, the Company has provided a full valuation allowance against its net deferred tax assets.

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

         Risk Related to Intangible Assets and Acquisition Related Charges. Largely as a result of the Company's various acquisitions, the Company has recorded approximately $53.2 million in intangible assets net of accumulated amortization as of March 31, 2000. Such intangible assets are being amortized over periods of five to 15 years. The Company expects its intangible assets to increase in connection with future acquisitions, in connection with future contingent consideration payments for acquisitions that have been consummated and in connection with capitalized software development projects, resulting in increases in the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company regularly evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition.

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


FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," should," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the matters discussed above under the caption "Risk Factors" and other factors that may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.



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

         The Company's line of credit agreement provides for borrowings that bear interest at variable rates based on either LIBOR or Bank of America prime rate. At March 31, 2000, the Company had $22.6 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

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

10.1              Amendment No. 2 to Employment Agreement, dated as of March
                  14, 2000, between the Company and Mark A. Kaiser (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

11                Statements of Computation of Per Share Income (Loss)

27                Financial Data Schedule (EDGAR Filing Only).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Caredata.com, Inc.

May 15, 2000                             By:   /s/ Thomas C. Kuhn III
                                               ---------------------------------
                                               Thomas C. Kuhn III
                                               Senior Vice President
                                               Chief Financial Officer and
                                               Chief Accounting Officer

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

10.1              Amendment No. 2 to Employment Agreement, dated as of March
                  14, 2000, between the Company and Mark A. Kaiser (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

11                Statements of Computation of Per Share Income (Loss)

27                Financial Data Schedule (EDGAR Filing Only).