Form 10-Q
period 2000-06-30
CAREDATA COM INC
filed 2000-08-14
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended June 30, 2000.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from               to             .
                                       -------------    ------------

                        Commission file number 000-27056


                               Caredata.com, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                                      58-2256400
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)


Two Piedmont Center, Suite 400, 3565 Piedmont Rd.,  Atlanta, Georgia   30305
--------------------------------------------------------------------------------
         (Address of principal executive office)                     (Zip code)


Registrant's Telephone Number Including Area Code:         (404) 364-6700
                                                  ------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value, as of August 14, 2000 was 8,310,311 .

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                       CAREDATA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Amounts in thousands)

                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   2000            1999
                                                                                 --------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $   552        $   199
    Accounts receivable, less allowance for doubtful
       accounts of $2,575 and $902 at June 30, 2000
       and December 31, 1999, respectively                                          6,876         12,053
    Prepaid expenses                                                                  355            956
    Note receivable from officer                                                       39             39
    Product and data licenses                                                       1,000          1,188
    Other current assets                                                              459            621
                                                                                  -------        -------
          Total current assets                                                      9,281         15,056
                                                                                  -------        -------

Property and equipment                                                              9,599          9,058
    Less accumulated depreciation and amortization                                  4,703          4,020
                                                                                  -------        -------
          Property and equipment, net                                               4,896          5,038
                                                                                  -------        -------

Excess of cost over net assets of businesses
    acquired, less accumulated amortization of
    $5,735 and $4,467 at June 30, 2000 and December 31, 1999, respectively         46,583         42,568
Intangible assets, less accumulated amortization of
    $2,126 and $2,010 at June 30, 2000 and December 31, 1999, respectively          4,192          5,637
Software development costs, less accumulated
    amortization of $828 and $925 at June 30, 2000 and
     December 31, 1999, respectively                                                3,951          5,564
Note receivable from officer, excluding current portion                                --             23
Investments                                                                         6,725         13,490
Other assets                                                                        3,632          1,392
                                                                                  -------        -------
          Total other assets                                                       65,083         68,674
                                                                                  -------        -------

          Total assets                                                            $79,260        $88,768
                                                                                  =======        =======

     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                                                 JUNE 30,      DECEMBER 31,
                                                                                                   2000            1999
                                                                                                 --------      -----------
CURRENT LIABILITIES
    Current installments of long-term debt and obligations under
       capital leases                                                                            $27,325         $16,620
    Accounts payable                                                                               1,090             678
    Accrued expenses                                                                              12,040           1,927
    Income taxes payable                                                                             870             758
    Deferred revenue                                                                               3,401           3,569
                                                                                                 -------         -------
          Total current liabilities                                                               44,726          23,552

Long-term debt and obligations under capital leases, excluding
    current installments                                                                             104             105
                                                                                                 -------         -------
          Total liabilities                                                                       44,830          23,657
                                                                                                 -------         -------

Series 1998-A preferred stock, $.001 par value, redeemable;
    5 shares authorized and designated; 0.465 shares issued and outstanding with a per-share liquidation value of $10,000 at
    June 30, 2000 and December 31, 1999                                                            4,265           4,255

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 795 shares
       authorized; none issued or outstanding                                                         --              --
    Series A junior participating preferred stock $.001 par
       value; 200 shares authorized and designated; none
       issued or outstanding                                                                          --              --
    Common stock - $.001 par value; 20,000 shares authorized;
      8,285 and 8,236 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively                                                8               8
    Additional paid in capital                                                                    83,067          82,920
    Accumulated deficit                                                                          (52,910)        (22,072)
                                                                                                 -------         -------
                                                                                                  30,165          60,856
                                                                                                 -------         -------

          Total liabilities and stockholders' equity                                             $79,260         $88,768
                                                                                                 =======         =======

     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Amounts in thousands, except per share data)

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                      2000             1999             2000             1999
                                                                    --------         --------         --------         --------

Revenue                                                             $  4,944         $  8,715         $ 16,012         $ 16,793
Salaries, wages and benefits                                           4,502            3,699            9,494            7,555
Other operating expenses                                               6,865            3,089           10,668            5,456
Depreciation and amortization                                          3,836            1,378            5,964            2,380
Impairment of long-term assets                                        17,160               --           17,160               --
Costs to exit a business                                               1,289               --            1,289               --
IPR&D and integration costs                                               --            2,549               --            2,549
                                                                    --------         --------         --------         --------

     Operating loss                                                  (28,708)          (2,000)         (28,563)          (1,147)

Interest income (expense), net                                        (1,655)              71           (2,059)             345
                                                                    --------         --------         --------         --------
Loss before income taxes                                             (30,363)          (1,929)         (30,622)            (802)
Income taxes                                                              --               --             (215)            (442)
                                                                    --------         --------         --------         --------
     Net loss                                                        (30,363)          (1,929)         (30,837)          (1,244)

Series 1998-A preferred stock dividend                                   (58)              --             (116)              --
Accretion of redemption value of Series 1998-A
    convertible preferred stock                                          (10)              --              (10)              --
                                                                    --------         --------         --------         --------

Net loss attributable to common stock                               $(30,431)        $ (1,929)        $(30,963)        $ (1,244)
                                                                    ========         ========         ========         ========

Net loss per share of common stock - basic and diluted              $  (3.68)        $  (0.25)        $  (3.75)        $  (0.17)
                                                                    ========         ========         ========         ========

Weighted average number of common shares outstanding -
    basic and diluted                                                  8,269            7,664            8,259            7,527
                                                                    ========         ========         ========         ========

     See accompanying notes to consolidated condensed financial statements.

                       CAREDATA.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(Amounts in thousands)                                                                 SIX MONTHS
                                                                                       ----------
                                                                                      ENDED JUNE 30,
                                                                                      --------------
                                                                                   2000           1999
                                                                                  -------        -------
Cash flows from operating activities:
     Net loss                                                                    $(30,837)       $(1,244)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Acquired in-process research and development costs                            --          2,000
         Impairment of long-term assets                                            17,160             --
         Depreciation and amortization                                              5,964          2,380
         Provision for doubtful accounts                                            3,610            185
         Increase in:
             Accounts receivable                                                     (357)        (1,079)
             Other assets                                                          (1,261)        (1,091)
         Increase (decrease) in:
             Accounts payable                                                         412            306
             Accrued expenses and other liabilities                                 2,263            129
             Deferred revenue                                                         128            (33)
                                                                                  -------        -------
                Net cash provided by (used in) operating activities                (2,918)         1,553
                                                                                  -------        -------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                   --        (17,787)
     Purchases of property and equipment                                           (1,333)        (1,224)
     Additions to software development costs                                       (1,511)        (1,674)
     Purchase of Investments                                                       (4,705)            --
     Repayment of note receivable from stockholders                                    23            250
                                                                                  -------        -------
                Net cash used in investing activities                              (7,526)       (20,435)
                                                                                  -------        -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                           192            152
     Common stock repurchased and canceled                                            (26)            --
     Proceeds from draw on revolving credit facility                               10,688          5,000
     Payments on long-term debt and obligations under capital leases                  (57)           (41)
                                                                                  -------        -------
                Net cash provided by financing activities                          10,797          5,111
                                                                                  -------        -------

                Net increase (decrease) in cash and cash equivalents                  353        (13,771)
Cash and cash equivalents at beginning of period                                      199         21,365

                                                                                  -------        -------
Cash and cash equivalents at end of period                                        $   552        $ 7,594
                                                                                  =======        =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $   661        $    35
                                                                                  =======        =======

Supplemental disclosure of non-cash activities:
     Accrual of bank fees                                                         $ 1,200        $    --
                                                                                  =======        =======
     Accrual of contingent consideration                                          $ 8,176        $    --
                                                                                  =======        =======

     Issuance of restricted stock awards                                          $    --        $   145
                                                                                  =======        =======

     Equipment acquired under capital lease obligations                           $    73        $    --
                                                                                  =======        =======

     Accretion of Series 1998-A convertible preferred stock                       $    10        $    --
                                                                                  =======        =======

     Accrual of Series 1998-A preferred stock dividend                            $   116        $    --
                                                                                  =======        =======

Acquisitions of businesses:
     Fair value of assets acquired                                                $    --        $15,531
     Acquired in-process research and development costs                                --          2,000
     Fair value of liabilities assumed                                                 --         (1,982)
     Common stock issued                                                               --         (6,260)
     Contingent consideration paid                                                     --          8,528
                                                                                  -------        -------
         Total cash paid for acquisitions                                              --         17,817
     Cash acquired                                                                     --            (30)
                                                                                  -------        -------
         Net cash paid for acquisitions                                           $    --        $17,787
                                                                                  =======        =======

                      CAREDATA.COM, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       GENERAL:

         The consolidated condensed financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

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

         Securities that could have potentially diluted basic earnings per share ("EPS") that were not included in diluted EPS because their effect on the three months and six months ended June 30, 2000 was antidilutive totaled approximately 383,000 and 476,000 shares, respectively. Securities that could have potentially diluted basic earnings per share ("EPS") that were not included in diluted EPS because their effect on the three months and six months ended June 30, 1999 was antidilutive totaled approximately 528,000 and 477,000 shares, respectively.


3.       LINE OF CREDIT:

         In June 1998, the Company entered into an Amended and Restated Credit Agreement with Bank of America under which a $25 million revolving credit facility (the "Bank of America Revolver") was made available to the Company to fund working capital needs as well as new product development and acquisitions. On May 12, 2000, the Company and Bank of America entered into a First Amendment to Amended and Restated Credit Agreement ("Revolver First Amendment"). The Revolver First Amendment, together with a letter agreement dated July 14, 2000, extended the maturity date to July 28, 2000 and provided an additional $1.7 million of borrowing availability. As of August 11, 2000 the Company had borrowed a total of $27.2 million under the Bank of America Revolver. On August 11, 2000, the Company and Bank of America entered into a Second Amendment to Amended and Restated Credit Agreement ("Revolver Second Amendment"). The Revolver Second Amendment waives prior defaults and extends the maturity date to January 15, 2001, but with no obligation for any lending in addition to the $27.2 million currently outstanding. In consideration for the Revolver First Amendment, the Company must pay Bank of America fees of $1.4 million. The Company has accrued $1.2 million of these costs as part of interest expense for the three months ended June 30, 2000; none of these fees had been paid as of August 14, 2000. In consideration for the Revolver Second Amendment, the Company must pay (i) a commitment fee equal to 1% of the loans made to the Company under the Bank of America Revolver, payable at maturity date, and (ii) a usage fee equal to 0.25% of the loans, payable monthly. In addition following the Revolver Second Amendment, all amounts outstanding under the Bank of America Revolver bear interest at an annual rate of Prime plus 1%, and the Company is required to begin repaying accrued interest and other fees to the lender at the rate of $150,000 per month.

4.       ACQUISITIONS:

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData Reports acquisition, additional consideration of $8.1 million was earned and accrued at June 30, 2000, was due and payable at July 31, 2000, but remains unpaid at August 14, 2000. Also in connection with the CareData Reports acquisition, $5.5 million and $3.0 million of contingent consideration was paid in 1999 and 1998, respectively. In connection with the 1999 acquisition of Healthcare Credentials Management Services, Inc. ("HCMS") additional consideration of $58,000 was earned and accrued at June 30, 2000, was due and payable at July 31, 2000 but, remains unpaid at August 14, 2000.

In connection with the 1998 acquisition of Healthdemographics, the Company paid additional cash consideration of $4.7 million during 1999 and issued 465 shares of Series 1998-A Preferred Stock in September 1999. Each share of Series 1998-A Preferred Stock has a liquidation preference and redemption value of $10,000, is mandatorily convertible into 442 shares of common stock upon the market value of the Company's common stock reaching $22.61 per share, earns dividends at a rate of 5 percent of the redemption value, and is mandatorily redeemable at the twentieth anniversary of the date of issuance. Although no additional contingent payments were made in the six months ended June 30, 2000, contingent payments totaling $8.2 million were due and payable at July 31, 2000, but remain unpaid at August 14, 2000.

5.       IMPAIRMENT OF LONG-TERM ASSETS AND COSTS TO EXIT AN ACTIVITY:

         The Company recorded impairment of asset charges of $17.2 million during the three months ended June 30, 2000. The charges for impairment of assets included a charge of $11.5 million to adjust the carrying value of certain equity investments to estimated net realizable value, a charge of $1.5 million to write-off developed software and a charge of $4.2 million to write-off assets related to product-lines the Company decided to exit.

         The Company has various investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, that are accounted for under the cost method of accounting. Many of these investments are equity investments in other eHealth companies. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, and for the three months ended June 30, 2000 a charge of $11.5 million was recorded to adjust the carrying value of the investments to estimated net realizable value for losses in value deemed other than temporary. The Company analyzed specific financial data for these investments, as well as, the general market conditions of the eHealth industry to determine the estimated net realizable value of the Company's investments in these companies. Considerable management judgement is necessary to estimate fair value, and accordingly actual results could vary significantly from these estimates.

         The Company recorded a write-off of capitalized software of $1.5 million for the three months ended June 30, 2000. This charge related to the Company's provider management client-server software and represented the carrying value of these assets. The Company decided to discontinue this client-server-based product due to the high costs of installation and support of the product and due to the fact that the market's changing technology preference from client-server software to Internet-based products has eliminated the Company's ability to generate future revenues from the product. Consequently, the Company will be focusing on the development of a new provider management Internet-based product.

         On June 27, 2000, the Company decided to exit the Clinical Outcomes and Physician Education and Profiling product-lines of business. The Company decided to exit these product-lines primarily due to changing market conditions, the labor intensive and service oriented nature of the products and the decrease in demand for these services. These product-lines were originally obtained through the 1996 acquisition of Formations in Healthcare, Inc. and the 1998 acquisition of Successful Solutions, Inc. At each balance sheet date, the Company assesses the recoverability of excess of cost over net assets of businesses acquired (goodwill) by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate equal to the rate of return that would be required by the Company for a similar investment with like risks. Due to the poor margins associated with these labor intensive product-lines and the decreased interest in the marketplace for these services, future cashflows were deemed to be negative, eliminating the possibility of realizing future benefit from these product-lines. For these product-lines eliminated, the tangible assets have been written down to their estimated fair value and all intangible asset carrying values associated with these eliminated lines of business have been written-off, resulting in a charge of $4.2 million for the three months ended June 30, 2000. The exiting of these product-lines will result in workforce reductions of approximately 28 employees, most of which are operations and sales positions, and the closing of offices in Chicago, Illinois and certain offices in Atlanta, Georgia. As a result, the Company also recorded costs to exit these product-lines of approximately $1.3 million. Included in this total are lease obligations of $828,000 and severance and other employee-related costs of $455,000. As of June 30, 2000 no payments had been made for these charges. The Company expects to have completed the shut down actions of these product-lines by early fourth quarter 2000.

6.       SIGNIFICANT SECOND QUARTER CHARGES:

         During the three months ended June 30, 2000 the Company recorded a number of unusual charges as discussed in the above notes. These charges included costs associated with the closing of the Clinical Outcomes and Physician Education and Profiling business units, the write-off of capitalized software related to a discontinued product, write-downs in the carrying values of a number of the Company's minority equity investments, fees associated with the expansion and extension of the Company's credit facility and the write-off of account receivables related to troubled eHealth companies. These charges totaled $23.5 million in the three months ended June 30, 2000 and are included in various line-item categories on the Statement of Operations.

7.       SEGMENT REPORTING:

         The Company's reportable segments are strategic business units that offer different products and services. The Company provides its services and products through its Market Performance and Physician Information segments. The Company's market performance products include healthcare forecasting software, healthcare utilization and reimbursement data, healthcare satisfaction and pharmacy surveys, clinical outcomes data products and on-line healthcare research software. Through June 30, 2000 the Company's market performance services included facility Physician Profiling and Education services, and clinical outcomes reporting services; but on June 27, 2000 the Company decided to discontinue these services and its clinical outcomes data products. The Company's physician information products consist of physician recruiting databases and software, physician credentialing databases and software, and practice management software. The Company's physician information services consist of physician recruiting services, physician credentialing services, and healthcare administrative consulting services.

         The Company evaluates each segment's performance based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, impairment of assets, costs to exit a business and acquired in-process research and development costs and integration costs).

                                                               THREE MONTHS                         SIX MONTHS
                                                               ------------                         ----------
(Amounts in thousands)                                        ENDED JUNE 30,                      ENDED JUNE 30,
                                                              --------------                      --------------
                                                          2000              1999              2000              1999
                                                       ---------         ---------         ---------         ---------
Revenue:
   Market Performance                                  $   2,363         $   4,121         $   8,092         $   8,934
   Physician Information                                   2,581             4,594             7,920             7,859
                                                       ---------         ---------         ---------         ---------
   Total                                               $   4,944         $   8,715         $  16,012         $  16,793
                                                       ---------         ---------         ---------         ---------

Operating profit (loss) (1):
   Market Performance                                  $  (2,290)        $     780         $    (796)        $   2,785
   Physician Information                                    (290)            1,595             2,691             2,207
   Corporate                                              (3,843)             (448)           (6,045)           (1,210)
                                                       ---------         ---------         ---------         ---------
   Total                                               $  (6,423)        $   1,927         $  (4,150)        $   3,782
                                                       ---------         ---------         ---------         ---------

Depreciation and amortization:
   Market Performance                                  $     798         $     214         $   1,180         $     401
   Physician Information                                     483               346               968               543
   Corporate                                               2,555               818             3,816             1,436
                                                       ---------         ---------         ---------         ---------
   Total                                               $   3,836         $   1,378         $   5,964         $   2,380
                                                       ---------         ---------         ---------         ---------

Reconciling items:
   Impairment of long-term assets                      $ (17,160)        $      --         $ (17,160)        $      --
   Costs to exit a business                               (1,289)               --            (1,289)               --
   Acquired in-process IPR&D and integration costs            --            (2,549)               --            (2,549)
   Other                                                  (1,655)               71            (2,059)              345
                                                       ---------         ---------         ---------         ---------
Loss before income taxes                               $ (30,363)        $  (1,929)        $ (30,622)        $    (802)
                                                       =========         =========         =========         =========

                                                        JUN. 30,          DEC. 31,
                                                        --------         ---------
                                                          2000             1999
                                                       ---------         --------
Assets:
   Market Performance                                  $   4,873         $ 13,197
   Physician Information                                   7,679            9,951
   Corporate                                              66,708           65,620
                                                       ---------         --------
                                                       $  79,260         $ 88,768
                                                       =========         ========


(1) Excludes depreciation costs, amortization costs, impairment of assets, costs to exit a business, acquired in-process research and development costs, integration costs and acquisition-related costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         Caredata.com is a leading provider of healthcare intelligence that drives decision-making among businesses and consumers. Caredata.com's customers use its products and services to make objective comparisons of the financial costs of physician services, analyze the supply and demand for healthcare services, assess consumer satisfaction with healthcare products and services, and verify the background and credentials of physicians.

         Caredata.com is also an online syndicator of healthcare content and applications to a wide range of Internet portals and e-commerce sites. The Company enables traditional industry players as well as pure e-health web sites to enhance their content offerings by delivering Caredata.com's co-branded tools to their established online communities. These syndicated tools and services empower physicians, consumers and healthcare enterprises to gain insight into critical healthcare information and conduct business more efficiently. Caredata.com's Web applications include its CiteLine(TM) medical search tool, appSTAT(TM) universal healthplan application, myPhysicianSelector(TM) and myHealthPlanSelector(TM) consumer reference tools, HealthcareMatch.com/PracticeMatch(R) job community and PrimeSourceWeb(TM) physician credentials database. Caredata.com has more than fifty strategic partnerships and alliances with leading Web businesses.

         Through June 30, 2000 the Company's products and services included facility Physician Profiling and Education services, and clinical outcomes reporting services and clinical outcomes data products. On June 27, 2000 the Company decided to discontinue these products and services due to changing market conditions, the labor intensive and service oriented nature of the products and the decrease in demand for these services. The exiting of these product-lines will result in a charge of $4.2 million, workforce reductions of approximately 28 employees and closing of offices in Chicago, Illinois and certain offices in Atlanta, Georgia. The Company expects to have completed the shut down actions of these product-lines by early fourth quarter 2000.


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

         The Company's market performance products include healthcare forecasting software, healthcare utilization and reimbursement data, healthcare satisfaction and pharmacy surveys, clinical outcomes data products, and on-line healthcare research software. Through June 30, 2000 the Company's market performance services included facility Physician Profiling and Education services, and clinical outcomes reporting services; but on June 27, 2000 the Company decided to discontinue these services and its clinical outcomes data products. The Company's physician information products consist of physician recruiting databases and software, physician credentialing databases and software, and practice management software. The Company's physician information services consist of physician recruiting services, physician credentialing services, and healthcare administrative consulting services.

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

         The Company's two groups of products contribute varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the seasonality of the Company's products. Of its total revenue for the three months and six months ended June 30, 2000, the Company derived approximately 48% and 51%, respectively, from market performance products and approximately 52% and 49%, respectively from physician information products. Of its total revenue for the year ended December 31, 1999, the Company derived approximately 56% from market performance products and approximately 44% from physician information products.

          From time to time, the Company agrees to accept equity securities from its customers in lieu of cash as payment for products and services purchased by such customers. These arrangements typically involve high risk, start-up companies whose equity securities have no trading market and, therefore, no liquidity. Approximately $0 and $2.1 million or 0% and 13% of the Company's revenue for the three months and six months ended June 30, 2000, respectively, consists of such securities. Of this total, approximately $1.6 million was from entities in which we reduced the carrying value in the second quarter 2000 of the equity securities received in lieu of cash.


RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

STATEMENTS OF OPERATIONS:                  THREE MONTHS            SIX MONTHS
                                           ------------            ----------
                                          ENDED JUNE 30,         ENDED JUNE 30,
                                          --------------         --------------
                                         2000       1999        2000       1999
                                       -------    -------     -------    -------
Revenue                                    100%       100%        100%       100%
Salaries, wages and benefits                91         42          59         45
Other operating expenses                   139         36          67         33
Depreciation and amortization               78         16          37         14
Impairment of long-term assets             347          -         107          -
Costs to exit a business                    26          -           8          -
IPR&D and integration costs                  -         29           -         15
                                       -------    -------     -------    -------
   Operating loss                         (581)       (23)       (178)        (7)
Interest income (expense), net             (33)         1         (13)         2
                                       -------    -------     -------    -------
Loss before income taxes                  (614)       (22)       (191)        (5)
Income taxes                                 -          -          (2)        (2)
                                       -------    -------     -------    -------
Net loss                                  (614)%      (22)%      (193)%       (7)%
                                       =======    =======     =======    =======

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

          Revenue. Revenue for the three months ended June 30, 2000 was $4.9 million, a decrease of $3.8 million, or 43%, over the same period in the prior year. Internet-related revenue, which consists of sales of newly developed Internet products, Internet products acquired in connection with the acquisitions made in 1999 and traditional products that became Web-enabled in 1999 and 2000, represented $1.8 million of the Company's revenue for the three months ended June 30, 2000 compared with $2.2 million for the same period in the prior year. The decrease in revenue from 1999 to 2000 is primarily attributable to an expected de-emphasis of our core business products which serve institutional healthcare customers and the rapid and unexpected weakening of sales of the Company's Internet-related products due to the unfavorable market conditions affecting all eHealth companies.

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended June 30, 2000 were $4.5 million, an increase of $803,000 or 22% over the same period in the prior year. The increase was primarily the result of the full-year impact of the business acquisitions made in 1999 and incremental expenses associated with internal growth. As a percentage of revenue, salaries, wages and benefits for the three months ended June 30, 2000 and 1999 were 91% and 42%, respectively. The increase in salaries, wages and benefits as a percentage of revenue was primarily attributable to the decline in revenue for the three months ended June 30, 2000, over the same period in the prior year.

         Other operating expenses. Other operating expenses for the three months ended June 30, 2000 were $6.9 million, an increase of $3.8 million or 122% over the same period in the prior year. The increase was primarily related to an increase in the provision for doubtful accounts due to uncertainty of collectibility of accounts receivable related to the Company's eHealth customers as a result of the recent adverse changes in the capital market conditions of this industry. Other operating expenses as a percentage of revenue were 139% for the three months ended June 30, 2000 as compared to 36% in the same period in the prior year. The increase in other operating expenses as a percentage of revenue was primarily attributable to the decline in revenue for the three months ended June 30, 2000, over the same period in the prior year and the increase in the provision for doubtful accounts.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 2000 were $3.8 million, an increase of $2.5 million or 178% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the business acquisitions made in 1999, 1998 and 1997 and the amortization of product and data licenses acquired in 2000 and 1999. Many acquisitions completed by the Company in prior years provided for the payment of contingent consideration based upon the performance of the acquired business. Amortization of intangible assets from such acquisitions increases in later years as contingent consideration payments are earned and accrued. Depreciation and amortization as a percentage of revenue increased to 78% for the three months ended June 30, 2000 compared to 16% in the same period in the prior year. The increase in depreciation and amortization expenses as a percentage of revenue was primarily attributable to the decline in revenue for the three months ended June 30, 2000, over the same period in the prior year and the increases in the amortization of intangible assets acquired and product and data licenses acquired.

         Impairment of long-term assets. The Company recorded impairment of asset charges of $17.2 million during the three months ended June 30, 2000. The charges for impairment of assets included a charge of $11.5 million to adjust the carrying value of certain equity investments to estimated net realizable value, a charge of $1.5 million to write-off developed software and a charge of $4.2 million to write-off assets related to product-lines the Company decided to exit.

         Costs to exit a business. The Company recorded costs to exit the Clinical Outcomes and Physician Education and Profiling product-lines of business of approximately $1.3 million. Included in this total are lease obligations of $828,000 and severance and other employee-related costs of $455,000.

         Interest income (expense), net. Net interest expense for the three months ended June 30, 2000 was $1.7 million, compared to net interest income of $71,000 for the same period in the prior year. The increase in expense was a result of decreased cash balances and the interest expense related to draws on the Company's revolving credit facility with Bank of America and the accrual of $1.2 million in fees to amend the revolving credit facility.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenue. Revenue for the six months ended June 30, 2000 was $16.0 million, a decrease of $781,000, or 5%, over the same period in the prior year. Internet-related revenue, which consists of sales of newly developed Internet products, Internet products acquired in connection with the business acquisitions made in 1999 and traditional products that became Web-enabled in 1999 and 2000, represented $10.2 million of the Company's revenue for the six months ended June 30, 2000 compared with $2.7 million for the same period in the prior year. The decrease in revenue from 1999 to 2000 is primarily attributable to an expected de-emphasis of our core business products which serve institutional healthcare customers and the rapid and unexpected weakening of sales of the Company's Internet-related products due to the unfavorable market conditions affecting all eHealth companies.

         Salaries, wages and benefits. Salaries, wages and benefits for the six months ended June 30, 2000 were $9.5 million, an increase of $1.9 million or 26% over the same period in the prior year. The increase was primarily the result of the full-year impact of the business acquisitions made in 1999 and incremental expenses associated with anticipated internal growth. Salaries, wages and benefits as a percentage of revenue increased to 59% as compared to 45% in the same period in the prior year.

         Other operating expenses. Other operating expenses for the six months ended June 30, 2000 were $10.7 million, an increase of $5.2 million or 96% over the same period in the prior year. The increase was primarily related to an increase in the provision for doubtful accounts due to uncertainty of collectibility of accounts receivable related to the Company's eHealth customers as a result of the recent adverse changes in the capital market conditions for this industry and to costs associated with the full-year impact of the business acquisitions made in 1999. Other operating expenses as a percentage of revenue increased to 67% as compared to 33% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the six months ended June 30, 2000 were $6.0 million, an increase of $3.6 million or 151% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the business acquisitions made in 1999, 1998 and 1997 and the amortization of product and data licenses acquired in 2000 and 1999. Many acquisitions completed by the Company in prior years provided for the payment of contingent consideration based upon the performance of the acquired business. Amortization of intangible assets from such acquisitions increases in later years as contingent consideration payments are earned and accrued. As a result of these increases, depreciation and amortization as a percentage of revenue increased to 37% for the six months ended June 30, 2000 compared to 14% in the same period in the prior year.

         Impairment of long-term assets. The Company recorded impairment of asset charges of $17.2 million during the six months ended June 30, 2000. The charges for impairment of assets included a charge of $11.5 million to adjust the carrying value of certain equity investments to estimated net realizable value, a charge of $1.5 million to write-off developed software and a charge of $4.2 million to write-off assets related to product-lines the Company decided to exit.

         Costs to exit a business. The Company recorded costs to exit the Clinical Outcomes and Physician Education and Profiling product-lines of business of approximately $1.3 million for the six months ended June 30, 2000. Included in this total are lease obligations of $828,000 and severance and other employee-related costs of $455,000.

         Interest income (expense), net. Net interest expense for the six months ended June 30, 2000 was $2.1 million, compared to net interest income of $345,000 for the same period in the prior year. The increase in expense was a result of decreased cash balances and the interest expense related to draws on the Company's revolving credit facility with Bank of America and the accrual of $1.2 million in fees to amend the revolving credit facility.

         Income tax expense. Income tax expense for the six months ended June 30, 2000 was $215,000, compared to income tax expense of $442,000 for the same period in the prior year. The decrease was primarily due to a decrease in taxable income. The Company records income tax expense using an effective tax rate of 39% on its taxable income. Differences between taxable income and net income (loss) arise primarily from the non-deductibility of amortization expense related to certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's Amended and Restated Credit Agreement with Bank of America (the "Bank of America Revolver"), under which $27.2 million is presently outstanding, is secured by substantially all of the Company's assets. The Amended and Restated Credit Agreement for the Bank of America Revolver provides for interest at Bank of America's prime rate plus 1%. On May 12, 2000, the Company and Bank of America entered into the First Amendment to Amended and Restated Credit Agreement ("Revolver First Amendment"). The Revolver First Amendment, together with a letter agreement dated July 14, 2000, extended the maturity date to July 28, 2000 and provided an additional $1.7 million of borrowing availability. In consideration for the Revolver First Amendment, the Company must pay Bank of America fees of $1.4 million. The Company has accrued $1.2 million of these costs as part of interest expense for the three months ended June 30, 2000; none of these fees had been paid as of August 14, 2000. Under the terms of the Bank of America Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts, and consummation of certain mergers and acquisitions without the consent of Bank of America. Financial covenants include, but are not limited to, maintaining minimum rates of cash collections and maximum rates of cash disbursements. In 2000 and 1999, the Company borrowed $5.0 million on the Bank of America Revolver to partially fund the acquisition of Citizen 1, $1.7 million to partially fund the contingent consideration paid in connection with the Healthdemographics acquisition, $9.8 million for general working capital use and $10.7 million to make minority equity investments in several strategic businesses, primarily e-health companies. As of August 11, 2000 the Company had borrowed a total of $27.2 million under the Bank of America Revolver. On August 11, 2000, the Company and Bank of America entered into the Second Amendment to Amended and Restated Credit Agreement ("Revolver Second Amendment"). The Revolver Second Amendment waives prior defaults and extends the maturity date to January 15, 2001, but with no obligation for any lending in addition to the $27.2 million currently outstanding. In consideration for the Revolver Second Amendment, the Company must pay (i) a commitment fee equal to 1% of the loans made to the Company under the Bank of America Revolver, payable at maturity date, and (ii) a usage fee equal to 0.25% of the loans, payable monthly. In addition, following the Revolver Second Amendment, all amounts outstanding under the Bank of America Revolver bear interest at an annual rate of Prime plus 1%, and the Company is required to begin repaying accrued interest and other fees to the lender at the rate of $150,000 per month. In July 2000, the Company entered into a Master Facility Agreement with Fusion Capital Fund II, LLC, under which the Company may have access to new equity financing. The financing from Fusion Capital is subject to specified conditions and restrictions which, as of August 14, 2000 have not been met. There can be no assurances that the Company will meet the conditions for availability of the financing from Fusion Capital. The Master Facility Agreement with Fusion Capital is filed as an exhibit to the Company's Current Reports on Form 8-K dated July 5, 2000.

         The Company had a working capital deficit of $35.4 million as of June 30, 2000 as compared to a working capital deficit of $8.5 million at December 31, 1999. The decrease was primarily due to the additional borrowings against the Bank of America Revolver as discussed in the preceding paragraph, the accrual of $8.1 million of additional contingent consideration payable in connection with the acquisition of CareData Reports, the accrual of $1.3 million of costs related to exiting healthcare analytical services and clinical outcomes product-lines of business, an additional accrual for doubtful accounts of $3.6 million and the accrual $1.2 million of bank fees related to the extension of the Bank of America Revolver as discussed in the preceding paragraph.

         Net cash used in operating activities totaled $2.9 million for the six months ended June 30, 2000 as compared to net cash provided by operating activities of $1.6 million for the same period in the prior year. The decrease in cash provided by operating activities of $4.5 million was primarily due to a larger net loss for the six months ended June 30, 2000 versus the same period in the prior year.

         Net cash used in investing activities was approximately $7.5 million for the six months ended June 30, 2000 as compared to $20.4 million for the same period in the prior year. In the six months ended June 30, 2000, the Company used cash to fund $1.3 million in fixed asset purchases, $1.5 million of software development and $4.7 million in minority investments in other companies.

         Net cash provided by financing activities was $10.8 million for the six months ended June 30, 2000 as compared to $5.1 million for the same period in the prior year. In the six months ended June 30, 2000, the Company borrowed $10.7 million under the Bank of America revolving credit facility.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. In connection with the CareData Reports acquisition, additional consideration of $8.1 million was earned and accrued at June 30, 2000, was due and payable at July 31, 2000, but remains unpaid at August 14, 2000. Also in connection with the CareData Reports acquisition, $5.5 million and $3.0 million was paid in 1999 and 1998, respectively. In connection with the 1999 acquisition of Healthcare Credentials Management Services, Inc. ("HCMS") additional consideration of $58,000 was earned and accrued at June 30, 2000, was due and payable at July 31, 2000 but, remains unpaid at August 14, 2000. In connection with the Healthdemographics acquisition, additional consideration payments of $4.7 million in cash and 465 shares of Series 1998-A Preferred Stock were made in 1999. Although no additional contingent payments were made in the six months ended June 30, 2000, additional contingent payments totaling $8.2 million were due and payable at July 31, 2000 but remain unpaid at August 14, 2000.

         The Company believes that cash generated from operations may not be sufficient to meet the capital needs for the Company's operations for the very near term. Therefore, to fund operations and to satisfy certain required contingent obligations due as of July 31, 2000, the Company must obtain additional capital resources through debt and/or equity financing, the disposition of assets or otherwise. In addition, the Company's senior credit facility with Bank of America is due and payable in full on January 15, 2001. Therefore, the Company must also either refinance the Bank of America Revolver, seek alternative debt and/or equity financing, dispose of assets or otherwise raise capital to satisfy its obligations in this regard. There can be no assurance that the Company will be able to refinance the Bank of America Revolver, obtain alternative financing or otherwise raise capital in amounts and on terms acceptable to the Company. The Company's business operations will be materially and adversely affected, or the Company may be forced to cease operations, if the Company is unable to raise capital during the third quarter of 2000.


EFFECTS OF INFLATION

         Management does not believe that inflation has had a material impact on the Company's results of operations for the periods presented. Substantial increases in costs, particularly the cost of labor for product development, marketing and sales, could have an adverse impact on the Company and the healthcare information industry.


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB No. 101.


RISK FACTORS

         In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information contained herein. This quarterly report, as well as press releases and other public statements made by the Company from time to time, contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements address activities, events or developments that will or may occur in the future and are based on assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions, expected future developments and other factors. Forward-looking statements include those statements that anticipate future financial performance, business prospects, growth and operating strategies, industry and market dynamics, business relationships, sources and types of revenue, sources and availability of capital and similar matters, as well as statements modified by the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. These forward-looking statements are subject to a number of risks and uncertainties (such as those set forth below) that could cause future events or actual results to differ materially from those expressed in or implied by the forward-looking statements. Many of these risks and uncertainties are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise or update in order to reflect events after the date made.

         Need for Additional Capital. The Company has substantial near term demands on its liquidity and capital resources, including its revolving line of credit with Bank of America, earnout obligations from past acquisitions which were due as of July 31, 2000 and cash needed to fund operations. The Company's existing Capital resources are extremely limited. Therefore, the Company must either re-finance the Bank of America revolver, seek alternative debt and/or equity financing or otherwise raise capital, which may involve the disposition of assets. Any debt financings could result in the imposition on the Company of operational or financial restrictions and increased interest expense. Any equity financings could result in substantial dilution to holders of the Company's Common Stock. Any disposition of assets could result in a decrease in revenues or could otherwise adversely affect the Company's results of operations or financial condition. There can be no assurance that the Company will be able to obtain needed capital in the near future on terms acceptable to the Company or at all. The Company's business operations will be materially and adversely affected, or the Company could be forced to cease operations, if the Company is unable to obtain capital during the third quarter of 2000. "See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         Pricing Pressure on Caredata Products and Services. Many of the Company's customers are small and/or development stage companies that operate healthcare-related web sites and have limited capital resources. These and other customers often seek price concessions or require pricing arrangements that involve little or no up-front fees in favor of greater transaction-based fees to be paid as and when the Company's products and services are used. This trend has negatively impacted the Company's revenues and it is expected that this trend will continue. In addition, increased competition in the market for providing online healthcare information as well as the increasing availability of inexpensive and/or free online healthcare information has placed pressure on the prices that the Company is able to charge for its products and services. Competition and pricing pressure are expected to continue to intensify.

         History of Operating Losses; Uncertain Profitability. Although the Company had net income for the year ended December 31, 1999, the Company has recorded net losses in the three years ended December 31, 1996, 1997 and 1998 and in the six-month period ended June 30, 2000. In view of the Company's prior operating history, there can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis or that it will be able to sustain or increase its revenue growth in future periods. Furthermore, in applying the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109") to the Company, particularly considering the Company's history of net losses, the Company has been unable to support a conclusion that it is more likely than not that its deferred tax assets will be realized for purposes of SFAS 109. As a result, the Company has provided a full valuation allowance against its net deferred tax assets.

         Risks Related to Growth. The Company's strategy has been to grow aggressively through investments in new products, strategic relationships, pursuit of Internet-related opportunities and acquisitions. This strategy places significant demands on the Company's financial, operational and management resources, and exposes the Company to a variety of risks, including the risk that the Company will be unable to retain the personnel or obtain the financial and other resources necessary to pursue and manage such growth. The tremendous opportunity related to equity upside in non-public, Internet startup companies also makes it extremely difficult for the Company to recruit and retain quality Web-knowledgeable employees. The Company's growth has resulted in an increase in the level of responsibility for the Company's key personnel. Expenses arising from the Company's efforts to complete acquisitions, develop new products or increase its existing market penetration could have an adverse impact on the Company's business, results of operations and financial condition. Furthermore, there can be no assurance that the

Company will be able to identify, acquire or integrate acquisition candidates successfully or manage profitably any additional products and services resulting from such acquisitions. Acquired businesses, products and services may not contribute to the Company's overall strategy or produce returns that justify the related investment or implementation by the Company. In addition, the Company's growth may involve the acquisition of companies or the development of products or services in areas in which the Company does not currently operate. Such acquisition or development may require the Company's management to develop expertise in new areas and to attract a new customer base, and could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will be able to implement its growth strategy successfully or, if successful in consummating acquisitions, that it will be able to manage its expanded operations effectively and profitably.

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

         Risk Related to Intangible Assets and Acquisition Related Charges. Largely as a result of the Company's various acquisitions, the Company has recorded approximately $54.7 million in intangible assets net of accumulated amortization as of June 30, 2000. Such intangible assets are being amortized over periods of five to 15 years. The Company expects its intangible assets to increase in connection with future acquisitions, in connection with future contingent consideration payments for acquisitions that have been consummated and in connection with capitalized software development projects, resulting in increases in the Company's amortization expense. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company regularly evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition.

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

          Risks Related to Investing in Strategic Partners or Allowing Customers to Pay for our Products Using their Equity Securities. From time to time the Company makes minority equity investments in private companies with whom it has strategic relationships or customer relationships. In addition, in some cases the Company agrees to accept equity securities from its customers in lieu of cash as payment for products and services purchased by such customers. These arrangements typically involve high risk, start-up companies whose equity securities have no trading market and, therefore, no liquidity. As a result, the Company may be required to hold these equity securities for an indefinite period of time and may never have an opportunity to liquidate these securities. In addition, these companies are subject to the numerous risks typically associated with start-up, high growth companies. As a result, these companies may struggle or even fail, causing the Company's equity in these companies to decrease or become worthless and be partially or fully written off. Any such event could have a material adverse effect on the Company's business, financial condition or results of operations.

          Internet Regulation Uncertainties. With the increased usage of and transition to the Internet by both consumers and commercial users, it is likely that local, state, federal, and international government agencies and other regulators will continue to adopt new laws and regulations covering issues such as Internet content, commerce, privacy, usage and/or access. Numerous laws regulating these issues have been adopted at both the federal and state levels, and the extent to which additional laws will be adopted is uncertain.

Because Internet-related revenues are becoming a significant portion of the Company's revenue, any law or regulation impairing the growth and usage of the Internet may hinder the demand for the Company's Internet-related products and services and could have a material adverse effect on the Company's business, results of operations or financial condition.

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

           Risks Associated with Internet "Hackers" and Computer Vandalism. In the past, computer vandals have caused certain leading Internet sites to shut down temporarily and have materially affected the performance of the Internet during key business hours by various methods, including bombarding targeted sites with numerous false requests for data. While the Company does not operate any Web sites like those recently affected, the Company does rely on the Internet to deliver products and services to certain customers and the Internet is expected to become an even more significant distribution channel in the future. If the overall performance of the Internet is seriously downgraded by such Web site attacks or other acts of computer vandalism, the Company's ability to deliver its products and services over the Internet could be adversely impacted. In addition, traditional business interruption insurance may not cover losses the Company could incur because of any such disruption of the Internet.

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


FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the matters discussed above under the caption "Risk Factors" and other factors that may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.



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

         Amounts outstanding under the Company's line of credit with Bank of America bear interest at a variable rate based on Bank of America's prime rate. At June 30, 2000, the Company had $27.2 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders of the Company held on May 2, 2000, the following matters were brought before and voted upon by the stockholders.

         1. On the proposal to elect the following persons to each serve as a Class 1 Director for a three-year period and until his successor is elected and qualified:

                                      AUTHORITY GRANTED       AUTHORITY WITHHELD
                                      -----------------       ------------------
Keith O. Cowan ......................     6,422,439                 372,820
William M. McClatchey, M.D. .........     6,422,439                 372,820

         2. On the proposal to amend the Caredata.com, Inc. 1998 Long-Term Incentive Plan to increase the number of shares of Common Stock available for awards under the Plan by 400,000 from 850,000 to 1,250,000:

                   FOR            AGAINST            ABSTAIN
                   ---            -------            -------
                 5,594,076       1,196,086            5,097

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

10.1 First Amendment to Amended and Restated Credit Agreement, dated as of May 12, 2000, between the Company and Bank of America.

10.2              Letter Agreement, dated as of July 14, 2000, between the
                  Company and Bank of America.

10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of August 11, 2000, between the Company and Bank of America.


11                Statements of Computation of Per Share Loss

27                Financial Data Schedule (EDGAR Filing Only).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Caredata.com, Inc.


August 14, 2000                           By:   /s/ Thomas C. Kuhn III
                                               -------------------------------
                                               Thomas C. Kuhn III
                                               Senior Vice President
                                               Chief Financial Officer and
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

10.1 First Amendment to Amended and Restated Credit Agreement, dated as of May 12, 2000, between the Company and Bank of America.

10.2              Letter Agreement, dated as of July 14, 2000, between the
                  Company and Bank of America.

10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of August 11, 2000, between the Company and Bank of America.

11                Statements of Computation of Per Share Loss

27                Financial Data Schedule (EDGAR Filing Only).