Form 10-Q
period 2000-09-30
CAREDATA COM INC
filed 2000-11-14
CIK 927456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 2000.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from               to               .
                                        -------------   ---------------


                        Commission file number 000-27056


                               CAREDATA.COM, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                                                     58-2256400
-----------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

Two Piedmont Center, Suite 400, 3565 Piedmont Rd.,  Atlanta, Georgia                  30305
-----------------------------------------------------------------------------------------------------------
         (Address of principal executive office)                                    (Zip code)


Registrant's Telephone Number Including Area Code:            (404) 364-6700
                                                  -----------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the issuer's only class of Common Stock, $0.001 par value, as of November 13, 2000 was 8,361,726 .

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                      CAREDATA.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Amounts in thousands)

                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                                2000               1999
                                                                                           -------------       ------------
Current assets
    Cash and cash equivalents                                                                $    --              $   199
    Accounts receivable, less allowance for doubtful
       accounts of  $778 and $902 at September 30, 2000
       and December 31, 1999, respectively                                                     5,078               12,053
    Prepaid expenses                                                                             347                  956
    Note receivable from officer                                                                  23                   39
    Product and data licenses                                                                    642                1,188
    Other current assets                                                                         229                  621
                                                                                             -------              -------
          Total current assets                                                                 6,319               15,056
                                                                                             -------              -------

Property and equipment                                                                        10,173                9,058
    Less accumulated depreciation and amortization                                             5,366                4,020
                                                                                             -------              -------
          Property and equipment, net                                                          4,807                5,038
                                                                                             -------              -------

Excess of cost over net assets of businesses
    acquired, less accumulated amortization of
    $6,787 and $4,467 at September 30, 2000 and December 31, 1999, respectively               45,529               42,568
Intangible assets, less accumulated amortization of
    $2,387 and $2,010 at September 30, 2000 and December 31, 1999, respectively                3,930                5,637
Software development costs, less accumulated
    amortization of $1,029 and $925 at September 30, 2000 and
     December 31, 1999, respectively                                                           4,076                5,564
Note receivable from officer, excluding current portion                                           --                   23
Investments                                                                                    6,475               13,490
Other assets                                                                                   3,160                1,392
                                                                                             -------              -------
          Total other assets                                                                  63,170               68,674
                                                                                             -------              -------

          Total assets                                                                       $74,296              $88,768
                                                                                             =======              =======


     See accompanying notes to consolidated condensed financial statements.

                      CAREDATA.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                   2000               1999
                                                                              -------------       ------------
CURRENT LIABILITIES
    Current installments of long-term debt and obligations under
       capital leases                                                         $ 27,754               $ 16,620
    Accounts payable                                                             4,316                    678
    Accrued expenses                                                            11,163                  1,927
    Income taxes payable                                                           870                    758
    Deferred revenue                                                             2,444                  3,569
                                                                              --------               --------
          Total current liabilities                                             46,547                 23,552

Long-term debt and obligations under capital leases, excluding
    current installments                                                            78                    105
                                                                              --------               --------
          Total liabilities                                                     46,625                 23,657
                                                                              --------               --------

Series 1998-A preferred stock, $.001 par value, redeemable; 5 shares authorized and designated; 0.465 shares issued and outstanding with a per-share liquidation value of $10,000 at
    September 30, 2000 and December 31, 1999                                     4,270                  4,255

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value;  795 shares
       authorized; none issued or outstanding                                       --                     --
    Series A junior participating preferred stock $.001 par
       value; 200 shares authorized and designated; none
       issued or outstanding                                                        --                     --
    Common stock - $.001 par value; 20,000 shares authorized;
      8,317 and 8,236 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                         8                      8
    Additional paid in capital                                                  83,070                 82,920
    Accumulated deficit                                                        (59,677)               (22,072)
                                                                              --------               --------
                                                                                23,401                 60,856
                                                                              --------               --------

          Total liabilities and stockholders' equity                          $ 74,296               $ 88,768
                                                                              ========               ========


         See accompanying notes to consolidated condensed financial statements.

                      CAREDATA.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


(Amounts in thousands, except per share data)


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   2000          1999           2000          1999
                                                                ------------  -----------    ------------  ------------


Revenue                                                             $ 3,733      $ 10,377        $ 19,745      $ 27,170
Salaries, wages and benefits                                          3,446         4,403          12,941        11,958
Other operating expenses                                              2,952         3,354          13,621         8,810
Depreciation and amortization                                         3,058         1,754           9,021         4,134
Impairment of long-term assets                                          250             -          17,410             -
Costs to exit a business                                                  -             -           1,289             -
IPR&D and integration costs                                               -           802               -         3,351
                                                                -----------   -----------    ------------  ------------

     Operating loss                                                  (5,973)           64         (34,537)       (1,083)

Interest income (expense), net                                         (795)          (53)         (2,853)          291
                                                                -----------   -----------    ------------  ------------
Loss before income taxes                                             (6,768)           11         (37,390)         (792)
Income taxes                                                              -             -            (215)         (442)
                                                                -----------   -----------    ------------  ------------
     Net loss                                                        (6,768)           11         (37,605)       (1,234)

Series 1998-A preferred stock dividend                                   (5)            -             (15)            -
Accretion of redemption value of Series 1998-A
    convertible preferred stock                                         (58)            -            (174)            -
                                                                -----------   -----------    ------------  ------------

Net loss attributable to common stock                              $ (6,831)       $   11        $(37,794)     $ (1,234)
                                                                ===========   ===========    ============  ============

Net loss per share of common stock - basic                          $ (0.82)       $ 0.00         $ (4.57)      $ (0.16)
                                                                ===========   ===========    ============  ============

                                                                ===========   ===========    ============  ============
Net loss per share of common stock - diluted                        $ (0.82)       $ 0.00         $ (4.57)      $ (0.16)
                                                                ===========   ===========    ============  ============

Weighted average number of common shares outstanding -
    basic                                                             8,314         8,215           8,277         7,757
                                                                ===========   ===========    ============  ============

Weighted average number of common shares outstanding -
    diluted                                                           8,314         8,964           8,277         7,757
                                                                ===========   ===========    ============  ============
    basic


     See accompanying notes to consolidated condensed financial statements.

                      CAREDATA.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


(Amounts in thousands)                                                                  NINE MONTHS
                                                                                        -----------
                                                                                     ENDED SEPTEMBER 30,
                                                                                     -------------------
                                                                                  2000                1999
                                                                                 --------           --------

Cash flows from operating activities:
     Net loss                                                                    $(37,605)          $ (1,234)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Acquired in-process research and development costs                            --              2,000
         Impairment of long-term assets                                            17,410                 --
         Depreciation and amortization                                              9,021              4,134
         Provision for doubtful accounts                                            3,610                 --
         Increase in:
             Accounts receivable                                                    1,441             (2,625)
             Other assets                                                          (1,052)            (1,680)
         Increase (decrease) in:
             Accounts payable                                                       3,638                278
             Accrued expenses and other liabilities                                 1,385               (619)
             Deferred revenue                                                        (828)               (48)
                                                                                 --------           --------
                Net cash provided by (used in) operating activities                (2,980)               206
                                                                                 --------           --------

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                   --            (19,440)
     Purchases of property and equipment                                           (1,909)            (2,590)
     Additions to software development costs                                       (1,837)            (2,408)
     Purchase of Investments                                                       (4,705)            (1,240)
     Repayment of note receivable from stockholders                                    23                373
                                                                                 --------           --------
                Net cash used in investing activities                              (8,428)           (25,305)
                                                                                 --------           --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                           201                214
     Common stock repurchased and canceled                                            (26)                --
     Proceeds from draw on revolving credit facility                               11,120              6,652
     Payments on long-term debt and obligations under capital leases                  (86)               (69)
                                                                                 --------           --------
                Net cash provided by financing activities                          11,209              6,797
                                                                                 --------           --------

                Net increase (decrease) in cash and cash equivalents                 (199)           (18,302)
Cash and cash equivalents at beginning of period                                      199             21,365

                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $     --           $  3,063
                                                                                 ========           ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $    874           $    126
                                                                                 ========           ========

Supplemental disclosure of non-cash activities:
     Accrual of bank fees                                                        $  1,250           $     --
                                                                                 ========           ========

     Accrual of contingent consideration                                         $  8,176           $     --
                                                                                 ========           ========

     Issuance of restricted stock awards                                         $     --           $    145
                                                                                 ========           ========

     Equipment acquired under capital lease obligations                          $     73           $     --
                                                                                 ========           ========

     Accretion of Series 1998-A convertible preferred stock                      $     15           $     --
                                                                                 ========           ========

     Accrual of Series 1998-A preferred stock dividend                           $    174           $     --
                                                                                 ========           ========

Acquisitions of businesses:
     Fair value of assets acquired                                               $     --           $ 15,531
     Acquired in-process research and development costs                                --              2,000
     Fair value of liabilities assumed                                                 --             (1,982)
     Common stock issued                                                               --             (6,260)
     Preferred stock issued                                                            --             (4,250)
     Contingent consideration paid                                                     --             14,431
                                                                                 --------           --------
         Total cash paid for acquisitions                                              --             19,470
     Cash acquired                                                                     --                (30)
                                                                                 --------           --------
         Net cash paid for acquisitions                                          $     --           $ 19,440
                                                                                 ========           ========

                      CAREDATA.COM, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       GENERAL:

         The consolidated condensed financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position and results of operations and cash flows for the periods presented have been included. Results for the interim period are not necessarily indicative of results that may be expected for the full year.

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

         Securities that could have potentially diluted basic earnings per share ("EPS") that were not included in diluted EPS because their effect on the three months and nine months ended September 30, 2000 was antidilutive totaled approximately 199,000 and 384,000 shares. Securities that could have potentially diluted basic earnings per share ("EPS") that were not included in diluted EPS because their effect on the three months and nine months ended September 30, 1999 was antidilutive totaled approximately 749,000 and 567,000 shares, respectively.

3.       LINE OF CREDIT:

         In June of 1998, the Company entered into an Amended and Restated Credit Agreement with Bank of America, Amended as of May 12, 2000, August 11, 2000 and October 4, 2000. Under this line the Company had access to $29.0 million and as of November 14, 2000 it has drawn down $29 million. The Company is currently in default on a cash collection minimum requirement in the Second Amendment as well as a nonpayment of certain fees covenant on the Third Amendment.

4.       ACQUISITIONS:

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. If such acquired businesses exceed the relevant performance goals, the Company will be required to make additional payments, which could be material. In connection with the CareData Reports acquisition, additional consideration of $8.1 million was earned and accrued at June 30, 2000, was due and payable at July 31, 2000, but remains unpaid at November 14, 2000.

Also in connection with the CareData Reports acquisition, $5.5 million and $3.0 million of contingent consideration was paid in 1999 and 1998, respectively. In connection with the 1999 acquisition of Healthcare Credentials Management Services, Inc. ("HCMS") additional consideration of $58,000 was earned and accrued at June 30, 2000, was due and payable at July 31, 2000, but remains unpaid at November 14, 2000. In connection with the 1998 acquisition of Healthdemographics, the Company paid additional cash consideration of $4.7 million during 1999 and issued 465 shares of Series 1998-A Preferred Stock in September 1999. Each share of Series 1998-A Preferred Stock has a liquidation preference and redemption value of $10,000, is mandatorily convertible into 442 shares of common stock upon the market value of the Company's common stock reaching $22.61 per share, earns dividends at a rate of 5 percent of the redemption value, and is mandatorily redeemable at the twentieth anniversary of the date of issuance. Although no additional contingent payments were made in the nine months ended September 30, 2000, contingent payments totaling $8.2 million were due and payable at July 31, 2000, but remain unpaid at November 14, 2000.


5.       IMPAIRMENT OF LONG-TERM ASSETS:

         The Company recorded an impairment of asset charge of $250,000 during the three months ended September 30, 2000. The charge for impairment of assets was to adjust the carrying value of an equity investment to estimated net realizable value.

6.        SIGNIFICANT NINE MONTH CHARGES:

         During the nine months ended September 30, 2000 the Company recorded a number of unusual charges. These charges included costs associated with the closing of the Clinical Outcomes and Physician Education and Profiling business units, the write-off of capitalized software related to a discontinued product, write-downs in the carrying values of a number of the Company's minority equity investments, fees associated with the expansion and extension of the Company's credit facility and the write-off of accounts receivable related to troubled eHealth companies. These charges totaled $23.7 million in the nine months ended September 30, 2000 and are included in various line-item categories on the Statement of Operations.

7.       SEGMENT REPORTING:

         The Company's reportable segments are strategic business units that offer different products and services. The Company provides its services and products through its Market Performance and Physician Information segments. The Company's market performance products include healthcare forecasting software, healthcare utilization and reimbursement data, healthcare satisfaction and pharmacy surveys, clinical outcomes data products and on-line healthcare research software. Through June 30, 2000 the Company's market performance services included facility Physician Education and Profiling services and clinical outcomes reporting services; but June 27, 2000 the Company decided to discontinue these services and its clinical outcomes data products. The Company's physician information products consist of physician recruiting databases and software, physician credentialling databases and software, and practice management software. The Company's physician information services consist of physician recruiting services, physician credentialling services, and healthcare administrative consulting services.

         The Company evaluates each segment's performance based on a modified operating profit measurement (earnings before interest, taxes, depreciation, amortization, impairment of assets, costs to exit a business and acquired in-process research and development costs and integration costs).


                                                                     THREE MONTHS                        NINE MONTHS
(Amounts in thousands)                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                  -------------------                -------------------
                                                               2000              1999               2000               1999
                                                             -------           --------           --------           --------

Revenue:
    Market Performance                                       $ 1,543           $  5,963           $  9,635           $ 14,898
    Physician Information                                      2,190              4,414             10,110             12,272
                                                             -------           --------           --------           --------
    Total                                                    $ 3,733           $ 10,377           $ 19,745           $ 27,170
                                                             -------           --------           --------           --------

Operating profit (loss) (1):
    Market Performance                                       $  (389)          $  2,612           $ (1,185)          $  6,182
    Physician Information                                       (123)             1,896              2,568              4,698
    Corporate                                                 (2,153)            (1,888)            (8,200)            (4,478)
                                                             -------           --------           --------           --------
    Total                                                    $(2,665)          $  2,620           $ (6,817)          $  6,402
                                                             -------           --------           --------           --------

Depreciation and amortization:
    Market Performance                                       $   419           $    242           $  1,599           $    643
    Physician Information                                        554                437              1,522                980
    Corporate                                                  2,085              1,075              5,900              2,511
                                                             -------           --------           --------           --------
    Total                                                    $ 3,058           $  1,754           $  9,021           $  4,134
                                                             -------           --------           --------           --------

Reconciling items:
    Impairment of long-term assets                           $  (250)          $     --           $(17,410)          $     --
    Costs to exit a business                                      --                 --             (1,289)                --
    Acquired in-process IPR&D and integration costs               --               (802)                --             (3,351)
    Other                                                       (795)               (53)            (2,853)               291

                                                             -------           --------           --------           --------
Loss before income taxes                                     $(6,768)          $     11           $(37,390)          $   (792)
                                                             =======           ========           ========           ========


                                                             SEP. 30,          DEC. 31
                                                               2000              1999
                                                             -------           -------
Assets:
    Market Performance                                       $ 4,861           $13,197
    Physician Information                                      8,990             9,951
    Corporate                                                 60,445            65,620
                                                             -------           -------
                                                             $74,296           $88,768
                                                             =======           =======


(1) Excludes depreciation costs, amortization costs, impairment of assets, costs to exit a business, acquired in-process research and development costs, integration costs and acquisition-related costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         During the second and third quarters the Company has continued to aggressively pursue numerous potential sources of additional financing,as well as potential merger partners, acquirors, restructuring partners and other strategic partners. As of November 13, 2000 the Company has been unable to reach an agreement with one of these financing sources or strategic partners. The Company's liabilities are substantially greater than it's assets and the Company is currently unable to meet its ongoing obligations. Due to these factors the Company is planning to immediately cease operations and file for liquidation under Chapter 7 of the Federal Bankruptcy laws.

SOURCES OF REVENUE

         The Company has provided services and licensed its products within its two segments, market performance and physician information. The Company has also co-branded or syndicated its products with its business partners in order to enhance Caredata.com's brand recognition. The Company's product offerings were designed to enable its partners to provide Internet features and functionality to their customers and members, allowing them to remain competitive in the rapidly changing Internet marketplace without having to incur the extensive time and costs associated with the internal development of such products. In addition, because many of the Company's products and databases have been digitally linked, license agreements often created multiple points of entry and distribution channels for the Company's complementary products and services. These digital networks were also intended to provide primary source data and strengthen the Company's information infrastructure with minimal incremental costs.

         The Company's market performance products have included healthcare forecasting software, healthcare utilization and reimbursement data, healthcare satisfaction and pharmacy surveys, clinical outcomes data products and on-line healthcare research software. Through June 30, 2000 the Company's market performance services included facility Physician Education and Profiling services and clinical outcomes reporting services; but on June 27, 2000 the Company decided to discontinue these services and its clinical outcomes data products. The Company's physician information products have consisted of physician recruiting databases and software, physician credentialing databases and software, and practice management software. The Company's physician information services have consisted of physician recruiting services, physician credentialing services, and healthcare administrative consulting services.

         The Company's license and product revenues generally have been recognized upon delivery provided that no significant Company obligations remained and collection of the receivable was probable. Revenue from healthcare surveys has been recognized as the related costs to produce the surveys were incurred. Fees from maintenance, updates and support of the Company's products have been deferred and recognized ratably over the service period. Revenue from subscription to the Company's physician recruiting databases has been recognized over the term of the subscription. Revenues for the Company's services has been recognized as the services have been performed.

         The Company's two groups of products contributed varying percentages of the Company's total revenue from quarter to quarter based on a variety of factors, including, without limitation, the timing and size of acquisitions and the seasonality of the Company's products. Of its total revenue for the three months and nine months ended September 30, 2000, the Company derived approximately 41% and 49%, respectively, from market performance products and approximately 59% and 51%, respectively from physician information products. Of its total revenue for the year ended December 31, 1999, the Company derived approximately 56% from market performance products and approximately 44% from physician information products.

         From time to time, the Company agreed to accept equity securities from its customers in lieu of cash as payment for products and services purchased by such customers. These arrangements typically involved high risk, start-up companies whose equity securities have no trading market and, therefore, no liquidity. Approximately $0 and $2.1 million or 0% and 11% of the Company's revenue for the three months and nine months ended September 30, 2000, respectively, consists of such securities. Of this total, approximately $1.6 million was from entities in which we reduced the carrying value during the nine months ended September 30, 2000 of the equity securities received in lieu of cash.

RESULTS OF OPERATIONS

         The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:



STATEMENTS OF OPERATIONS:                             THREE MONTHS                            NINE MONTHS
                                                      ------------                            -----------
                                                   ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                  -------------------                      -------------------
                                              2000                  1999                2000                 1999
                                             ------                ------              ------                -----
Revenue                                        100 %                100 %                100 %                100 %
Salaries, wages and benefits                    92                   42                   66                   44
Other operating expenses                        79                   32                   68                   33
Depreciation and amortization                   82                   17                   46                   15
Impairment of long-term assets                   7                   --                   88                   --
Costs to exit a business                        --                   --                    7                   --
IPR&D and integration costs                     --                    8                   --                   12
                                              ----                  ---                 ----                  ---
     Operating loss                           (160)                   1                 (175)                  (4)
Interest income (expense), net                 (21)                  (1)                 (14)                   1
                                              ----                  ---                 ----                  ---
Loss before income taxes                      (181)                  --                 (189)                  (3)
Income taxes                                    --                   --                   (1)                  (2)
                                              ----                  ---                 ----                  ---
Net loss                                      (181)%                 --%                 (190)%                 (5)%
                                              ====                  ===                 ====                  ===


QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Revenue. Revenue for the three months ended September 30, 2000 was $3.7 million, a decrease of $6.6 million, or 64%, over the same period in the prior year. Internet-related revenue, which consists of sales of newly developed Internet products, Internet products acquired in connection with the acquisitions made in 1999 and traditional products that became Web-enabled in 1999 and 2000, represented $1.6 million of the Company's revenue for the three months ended September 30, 2000 compared with $5.0 million for the same period in the prior year. The decrease in revenue from 1999 to 2000 is primarily attributable to an expected de-emphasis of our core business products which serve institutional healthcare customers, the continued weakening of sales of the Company's Internet-related products due to the unfavorable market conditions affecting all eHealth companies as well as the pressure liquidity issues put on the business both internally and externally.

         Salaries, wages and benefits. Salaries, wages and benefits for the three months ended September 30, 2000 were $3.4 million, a decrease of $957,000 or 22% over the same period in the prior year. The decrease was primarily the result of efforts to improve profitability and cash flow implemented during the third quarter 2000. As a percentage of revenue, salaries, wages and benefits for the three months ended September 30, 2000 and 1999 were 92% and 42%, respectively. The increase in salaries, wages and benefits as a percentage of revenue was primarily attributable to the decline in revenue for the three months ended September 30, 2000, over the same period in the prior year.

         Other operating expenses. Other operating expenses for the three months ended September 30, 2000 were $3.0 million, a decrease of $402,000 or 12% over the same period in the prior year. The decrease was primarily the result of efforts to improve profitability and cash flow implemented during the third quarter 2000. Other operating expenses as a percentage of revenue were 79% for the three months ended September 30, 2000 as compared to 32% in the same period in the prior year. The increase in other operating expenses as a percentage of revenue was primarily attributable to the decline in revenue for the three months ended September 30, 2000, over the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 2000 were $3.1 million, an increase of $1.3 million or 74% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the business acquisitions made in 1999, 1998 and 1997 and the amortization of product and data licenses acquired in 2000 and 1999. Many acquisitions completed by the Company in prior years provided for the payment of contingent consideration based upon the performance of the acquired business. Amortization of intangible assets from such acquisitions increases in later years as contingent consideration payments are earned and accrued. Depreciation and amortization as a percentage of revenue increased to 82% for the three months ended September 30, 2000 compared to 17% in the same period in the prior year. The increase in depreciation and amortization expenses as a percentage of revenue was primarily attributable to the decline in revenue for the three months ended September 30, 2000, over the same period in the prior year and the increases in the amortization of intangible assets acquired and product and data licenses acquired.

         Impairment of long-term assets. The Company recorded impairment of asset charges of $250,000 during the three months ended September 30, 2000. The charge for impairment of assets was to adjust the carrying value of certain equity investments to estimated net realizable value.


         Interest income (expense), net. Net interest expense for the three months ended September 30, 2000 was $795,000, compared to net interest expense of $53,000 for the same period in the prior year. The increase in expense was a result of decreased cash balances and the interest expense related to draws on the Company's revolving credit facility with Bank of America.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue. Revenue for the nine months ended September 30, 2000 was $19.7 million, a decrease of $7.4 million, or 27%, over the same period in the prior year. Internet-related revenue, which consists of sales of newly developed Internet products, Internet products acquired in connection with the business acquisitions made in 1999 and traditional products that became Web-enabled in 1999 and 2000, represented $11.8 million of the Company's revenue for the nine months ended September 30, 2000 compared with $7.7 million for the same period in the prior year. The decrease in revenue from 1999 to 2000 is primarily attributable to an expected de-emphasis of our core business products which serve institutional healthcare customers, the rapid and unexpected weakening of sales of the Company's Internet-related products due to the unfavorable market conditions affecting all eHealth companies as well as the pressure liquidity issues put on the business both internally and externally.

         Salaries, wages and benefits. Salaries, wages and benefits for the nine months ended September 30, 2000 were $12.9 million, an increase of $983,000 or 8% over the same period in the prior year. The increase was primarily the result of the full-year impact of the business acquisitions made in 1999. Salaries, wages and benefits as a percentage of revenue increased to 66% as compared to 44% in the same period in the prior year.

         Other operating expenses. Other operating expenses for the nine months ended September 30, 2000 were $13.6 million, an increase of $4.8 million or 55% over the same period in the prior year. The increase was primarily related to an increase in the provision for doubtful accounts due to uncertainty of collectibility of accounts receivable related to the Company's eHealth customers as a result of the recent adverse changes in the capital market conditions for this industry and to costs associated with the full-year impact of the business acquisitions made in 1999. Other operating expenses as a percentage of revenue increased to 68% as compared to 33% in the same period in the prior year.

         Depreciation and amortization. Depreciation and amortization expenses for the nine months ended September 30, 2000 were $9.0 million, an increase of $4.9 million or 118% over the same period in the prior year. The increase was primarily the result of the amortization of intangible assets acquired in the business acquisitions made in 1999, 1998 and 1997 and the amortization of product and data licenses acquired in 2000 and 1999. Many acquisitions completed by the Company in prior years provided for the payment of contingent consideration based upon the performance of the acquired business. Amortization of intangible assets from such acquisitions increases in later years as contingent consideration payments are earned and accrued. As a result of these increases, depreciation and amortization as a percentage of revenue increased to 46% for the nine months ended September 30, 2000 compared to 15% in the same period in the prior year.

         Impairment of long-term assets. The Company recorded impairment of asset charges of $17.4 million during the nine months ended September 30, 2000. The charges for impairment of assets included a charge of $11.7 million to adjust the carrying value of certain equity investments to estimated net realizable value, a charge of $1.5 million to write-off developed software and a charge of $4.2 million to write-off assets related to product-lines the Company decided to exit.

         Costs to exit a business. The Company recorded costs to exit the Clinical Outcomes and Physician Education and Profiling product-lines of business of approximately $1.3 million for the nine months ended September 30, 2000. Included in this total are lease obligations of $828,000 and severance and other employee-related costs of $455,000.

         Interest income (expense), net. Net interest expense for the nine months ended September 30, 2000 was $2.9 million, compared to net interest income of $291,000 for the same period in the prior year. The increase in expense was a result of decreased cash balances and the interest expense related to draws on the Company's revolving credit facility with Bank of America and the accrual of $1.4 million in fees to amend the revolving credit facility.

         Income tax expense. Income tax expense for the nine months ended September 30, 2000 was $215,000, compared to income tax expense of $442,000 for the same period in the prior year. The decrease was primarily due to a decrease in taxable income. The Company records income tax expense using an effective tax rate of 39% on its taxable income. Differences between taxable income and net income (loss) arise primarily from the non-deductibility of amortization expense related to certain acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $40.2 million as of September 30, 2000 as compared to a working capital deficit of $8.5 million at December 31, 1999. The decrease was primarily due to additional borrowings against the Bank of America Revolver the accrual of $8.1 million of additional contingent consideration payable in connection with the acquisition of CareData Reports, the accrual of $1.1 million of costs related to exiting the healthcare analytical services and clinical outcomes product-lines of business, an additional accrual for doubtful accounts of $3.6 million, the accrual $1.3 million of bank fees related to an extension of the Bank of America Revolver and the impact of the liquidity problems on the business.

         Net cash used in operating activities totaled $3.0 million for the nine months ended September 30, 2000 as compared to net cash provided by operating activities of $206,000 for the same period in the prior year. The decrease in cash provided by operating activities of $3.2 million was primarily due to a larger net loss for the nine months ended September 30, 2000 versus the same period in the prior year.

         Net cash used in investing activities was approximately $8.4 million for the nine months ended September 30, 2000 as compared to $25.3 million for the same period in the prior year. In the nine months ended September 30, 2000, the Company used cash to fund $1.9 million in fixed asset purchases, $1.8 million of software development and $4.7 million in minority investments in other companies.

         Net cash provided by financing activities was $11.2 million for the nine months ended September 30, 2000 as compared to $6.8 million for the same period in the prior year. In the nine months ended September 30, 2000, the Company borrowed $11.1 million under the Bank of America revolving credit facility.

         Many of the Company's acquisition agreements provide for the payment of contingent consideration based upon the performance of the acquired businesses over a prescribed period of time. In connection with the CareData Reports acquisition, additional consideration of $8.1 million was earned and accrued at June 30, 2000, was due and payable at July 31, 2000, but remains unpaid at November 14, 2000. Also in connection with the CareData Reports acquisition, $5.5 million and $3.0 million was paid in 1999 and 1998, respectively. In connection with the 1999 acquisition of Healthcare Credentials Management Services, Inc. ("HCMS") additional consideration of $58,000 was earned and accrued at June 30, 2000, was due and payable at July 31, 2000, but remains unpaid at November 14, 2000. In connection with the Healthdemographics acquisition, additional consideration payments of $4.7 million in cash and 465 shares of Series 1998-A Preferred Stock were made in 1999. Although no additional contingent payments were made in the nine months ended September 30, 2000, additional contingent payments totaling $8.2 million were due and payable at July 31, 2000 but remain unpaid at November 14, 2000.

         In June of 1998, the Company entered into an Amended and Restated Credit Agreement with Bank of America, Amended as of May 12, 2000, August 11, 2000 and October 4, 2000. Under this line the Company had access to $29.0 million and as of November 13, 2000 it has drawn down $29 million. The Company is currently in default on a minimum cash collection covenant in the Second Amendment as well as a non payment of certain fees covenant in the Third Amendment.

         The Company does not have sufficient liquidity or capital resources to meet current obligations or continue operations. During the second and third quarters the Company has continued aggressively to pursue numerous potential sources of additional financing, as well as potential merger partners, acquirors, restructuring partners and other strategic partners. As of November 13, 2000 the Company has been unable to reach an agreement with one of these financing sources or strategic partners. The Company's liabilities are substantially greater than it's assets and the Company is currently unable to meet its ongoing obligations. Due to these factors the Company is planning to immediately cease operations and file for liquidation under Chapter 7 of the Federal Bankruptcy laws.

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

RISK FACTORS

         The Company does not have sufficient liquidity or capital resources to meet current obligations or to continue operations. As a result the Company plans to cease operations immediately and to file for liquidation under the Federal Bankruptcy Code. Because our liabilities significantly exceed our assets it cannot be expected that shareholders will receive any recovery in the Bankruptcy proceeding.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company and certain of its officers and directors are named as defendants in three purported securities class action lawsuits filed in the United States District Court for the Northern District of Georgia: Richard Sturm
v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-1922), John T. Gallagher v. Medirisk, Inc., et al. (Civil Action No. 1:98-CV-2099), and Frederick T. Casiello v. Medirisk, Inc., el al. (Civil Action No. 1:98-CV-2100). The Sturm action was filed on July 8, 1998. The Gallagher and Casiello actions were each filed on July 24, 1998. These lawsuits have been consolidated under the style In re Medirisk, Inc. Securities Litigation. Plaintiffs served their consolidated and amended complaint on January 13, 1999. The consolidated and amended complaint alleges that the Company violated federal securities laws by making certain forward-looking statements and by failing to disclose in its public statements and/or the Prospectus for its June 1998 common stock offering certain alleged adverse trends respecting its Market Performance and Physician Credentialing Products. The consolidated and amended complaint asserts claims based on Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and claims under Sections 11 and 15 of the Securities Act of 1933. Plaintiffs seek compensatory damages, rescission or rescissory damages, and reimbursement of their attorneys' fees and costs. All defendants moved to dismiss this complaint on March 12, 1999. The Court has ruled that Plaintiffs' Securities Exchange Act claims were not pled adequately, and it has allowed Plaintiffs an opportunity to file an Amended Complaint to attempt to cure the pleading deficiencies. The Court ruled that the Securities Act claims were pled adequately. As to the latter ruling, Defendants have moved for permission to file an interlocutory appeal, or alternatively, for reconsideration. Because of the uncertainty of the litigation process, the Company cannot predict the outcome of these consolidated cases and, therefore, it is possible that their outcome could have a material adverse effect on the Company. The Company believes that plaintiffs' claims have no merit and intends to defend these cases vigorously.

         The Company has been unable to meet it's current obligations to vendors and other parties. Many of these vendors and other parties have instituted collection actions against the Company. The Company is without adequate resources to defend these lawsuits and expects them to result in judgements against the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In June of 1998, the Company entered into an Amended and Restated Credit Agreement with Bank of America, Amended as of May 12, 2000, August 11, 2000 and October 4, 2000. Under these Agreements the Company had access to $29 million and as of November 14, 2000 it has drawn down $29 million. The Company is currently in default of a cash collection requirement in the Second Amendment as well as a non payment of fees covenant in the Third Amendment. The total default as well as the arrearage at the date of filing is $150,000.

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

10.1 Third Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2000, between the Company and Bank of America.

11                Statements of Computation of Per Share Loss

27                Financial Data Schedule (EDGAR Filing Only).

--------------------------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Caredata.com, Inc.

November 14, 2000                                  By:   /s/ Thomas C. Kuhn III
                                                      -------------------------
                                                Thomas C. Kuhn III
                                                Executive Vice President
                                                Chief Financial Officer and
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

10.1 Third Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2000, between the Company and Bank of America.

11                Statements of Computation of Per Share Loss

27                Financial Data Schedule (EDGAR Filing Only).

--------------------------------------------------------------------------------------------------